Form 10-K
period 2013-04-30
Pladeo Corp.
filed 2013-06-11
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-182714

PLADEO CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7371 (Primary Standard Industrial Classification Number)	EIN 98-1039235 (IRS Employer Identification Number)

       Circuito Porta Vicenza 3108

     Leon, 37134 Mexico

   +1 786 212 3337

        pladeo.corp@gmail.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of April 30, 2013, the registrant had 9,140,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2013.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We are in the business of developing online chat system over the Internet that offers a real-time direct transmission of messages. Our System is a widget/embeddable code, which is a small application that can be installed and executed within a web page by an end user. We will offer this system to everybody to use free off charge.  To generate revenue we will include some fee-based services.  Many sites allow people to create their own websites in a fast and easy way, without any prior coding or programming experience. We have established a business relationship with creators of www.mex.tl website, which is involved in providing domain registration, webhosting and website development services in Mexico. Mex.tl became interested in our idea of creating a social chat between users of the system. They have a feedback system for their users. After they questioned their users regarding a chat system that can be easily implemented in their websites – they got a high approval rating of the idea. Clients who create websites through mex.tl want their visitors to be able to chat on their websites. We plan to provide such system for mex.tl. and for users of other websites on the web by making this chat system an embeddable application/widget. “Embeddable” means that anyone can copy the code to their website, and the chat will work on their website.

From analyzing what is available on the web we found a few chat systems. They can be divided into 2 groups:
1) Chats that are offered as paid software. These systems usually charge their clients monthly and offer different plans depending on features and number of connections. These chats are typical for dating systems, live customer support, etc.
2) Chats that are either paid or free and are offered as a widget/embeddable code. These systems usually are simpler to use and available to everyone. This is the type of system we will be implementing.

TECHNOLOGY

Most other chat systems are based on browser plug-ins that may not be available on all platforms (for example, flash is not available on i Phone), or have stability issues (Apple CEO says new tablet computer doesn't support Flash because Adobe's Web graphics program is unstable and bug prone). We believe browser plug-ins are also reaching their end of life (Flash is discontinued on mobile devices, Microsoft Silver-light is rumored to be discontinued after version 5) and so will most likely not be continued in development. Since HTML is a web standard, development will continue indefinitely. Other chat systems that do use HTML, either use outdated technologies or have limited in functionality. Our chat is based on standardized HTML and JavaScript, and so will work on every browser and every device.

COMPETITION

Our competitors offer mostly different chat systems. These particular systems are very popular and have its advantages and disadvantages. Advantages are: easy to use, easy to customize, has large user base, many sites already use them.

Disadvantages: flash-based (old technology, slow and not useful for all mobile platforms), old design, no video chat, small box (can not re-size it to your preferable size).  We feel that development stopped years ago, and they are not upgrading/updating their code. Design of the web page also can be improved, so we are introducing our chat system that we believe will have more advantages and less disadvantages.

Our failure to attain and maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

MARKETING

We believe, that like other social networks, this system will grow by itself. Online advertising will be done via: Google AdSense, websites, Facebook, and LinkedIn.

EARNING PROFIT

As we reach a large user base we will include advertising into the chats. This approach will work well on mex.tl. Just by including this system to mex.tl we hope to obtain hundreds of thousands of users. Currently, their client data base contains approximately 300,000 users. Further, the system should promote itself, as all the websites that will use our chat system will advertise it on their websites. We will include “Add this chat to your website” button on every website.

At first stage we will focus on getting more users. Once we reach over a few millions of users we will offer paid services.

Paid Services:
Pladeo is a social system, which means it relies not on one-time clients (like shopping sites) but on permanent members/users that come to use our services regularly. There are several methods that we will use to make money from users:

1) Contextual Advertising
2) Payments for Removal of Advertising
3) Payments for Upgrades
4) Business Services
5) Side Applications, such as online games
6) Mobile Apps

1) Contextual Advertising is a type of advertising that targets the users depending on the subject of their chat/page/discussion. Such advertising has proven to be very efficient by Google AdWords Program. For example if the chat is about music, advertising should target music related services, if it is about legal issues, advertising should offer legal services, etc. Pladeo will develop its own advertising platform, as well as may use such programs as Google AdSense.
2) Many users would not like to have advertising on their chats. We will allow the users to remove advertising from their chats for an annual fee. This concept works well with many free hosting systems.
3) We will have different packages: free and paid. Paid packages that offer advanced features, such as video chats, while label branding, enhanced templates, etc. Users will be charged a monthly fee for advanced packages.
4) We will offer special packages for businesses. For example if a dating website will want a customizable chat system for their website, we will provide it.
5) Many social systems, such as Facebook, make money from online games that are accessible through their website. We will offer such services as well.
6) We will offer paid free and paid mobile applications offered for iOS and Android platforms.

AGREEMENT

We have executed an agreement with Infospace S. De R.L. De C.V  under which, Pladeo Corp will develop and provide chat system to Infospace and in exchange for being allowed to advertise on their website.  Infospace is the counterparty to an agreement with the company, and that it operates the website Mex.tl. The agreement can be terminated at any time by either party with 30 days’ notice, and that Infospace will pay Pladeo 50% of net revenues generated from the website from advertising means selected by Infospace. This agreement is filed as an exhibit to this registration statement.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of April 30, 2013, no shares of our common stock have traded.

Number of Holders

As of April 30, 2013, the 9,140,000 issued and outstanding shares of common stock were held by a total of 13 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2013 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2012 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2013.

Our net loss for the fiscal year ended April 30, 2013 was $15,279 compared to a net loss of $ 45 during the fiscal year ended April 30, 2012. During fiscal year ended April 30, 2013, the Company has not generated any revenue.

During the fiscal year ended April 30, 2013, we incurred professional fees of $15,066 and bank fees of $ 213 compared to only bank fees of $45 incurred during fiscal year ended April 30, 2012.

Expenses incurred during the fiscal year ended April 30, 2013 compared to fiscal year ended April 30, 2012 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 9,140,000 for the fiscal year ended April 30, 2013 compared to 8,000,000 for the period from February 16, 2012 to April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2013 AND 2012

As of April 30, 2013, our total assets were $11,346 comprised of cash of $ 11,346 and our total liabilities were $7,270 comprised of notes payable to related parties.

As of April 30, 2012, our total assets were $8,055 comprised of cash and cash equivalents of $8,055. Stockholders’ equity decreased from $7,955 as of April 30, 2012 to $4,076 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2013, net cash flows used in operating activities was $15,279 consisting of a net loss of $15,279. For the fiscal year ended April 30, 2012, net cash flows used in operating activities were $45. Net cash flows used in operating activities was $15,324 for the period from inception February 16, 2012 to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2013, net cash from financing activities was $18,570 consisting of $11,400 of proceeds received from issuances of common stock and $7,170 in loan from a director.  For the fiscal year ended April 30, 2012, net cash from financing activities was $8,100 consisting of $8,000 of proceeds received from issuances of common stock and $100 in loan from a director. For the period from inception (February 16, 2012) to April 30, 2013, net cash provided by financing activities was $26,670 consisting of $19,400 of proceeds received from issuances of common stock and $7,270 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2013 and April 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PLADEO CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

 Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of April 30, 2013 and April 30, 2012

12

Statements of Operations for the years ended April 30, 2013

 and 2012 and for the period from  February 16, 2012 (Date of Inception)

 to April 30, 2013

13

Statement of Stockholders’ Equity for the period from February 16, 2012

 (Date of Inception) to April 30, 2013

14

Statements of Cash Flows for the year ended April 30, 2013 and 2012 and from February 16, 2012 (Date of Inception) to April 30, 2013

15

Notes to the Financial Statements

16 - 18

                                                       THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors

Pladeo Corp.

Report on the Financial Statements

We have audited the accompanying financial statements of Pladeo Corp., which comprise the balance sheet as of April 30, 2013, and the related statements of income, stockholders' equity and cash flows for the year then ended, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by the management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altair International Corp. as of April 30, 2013, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #6 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

May 24, 2013

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2013 AND APRIL 30, 2012

ASSETS	April 30, 2013	April 30, 2012
Current Assets
Cash and cash equivalents	$ 11,346	$ 8,055

Total Assets	$ 11,346	$ 8,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 7,270	$ 100

Total Liabilities	7,270	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 9,140,000 and 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid in capital	11,400	0
Deficit accumulated during the development stage	(15,324)	(45)

Total Stockholders’ Equity	4,076	7,955

Total Liabilities and Stockholders’ Equity	$ 11,346	$ 8,055

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2013 AND 2012 AND FROM

FEBRUARY 16, 2012 (INCEPTION) TO APRIL 30, 2013

	For the year ended April 30, 2013	For the year ended April 30, 2012	For the period from February 16, 2012 (Inception) to April 30, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	15,066	0	15,066
Bank fees	213	45	258
General and administrative expenses	0	0	0

TOTAL OPERATING EXPENSES	15,279	45	15,324

NET LOSS FROM OPERATIONS	(15,279)	(45)	(15,324)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (15,279)	$ (45)	$ (15,324)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,022,849	8,000,000	-

See accompanying notes to financial statements.

PLADEO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO APRIL 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 16, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share, February 2012	8,000,000	8,000	-		8,000
Net loss for the year ended April 30, 2012				(45)	(45)
Balance, April 30, 2012	8,000,000	8,000	-	(45)	7,955

Shares issued for cash at $0.001 per share, April 2013	1,140,000	-	11,400	-	11,400
Net loss for the year ended April 30, 2013	-	-	-	(15,279)	(15,279)

Balance, April 30, 2013	9,140,000	$ 8,000	$ 11,400	$ (15,324)	$ 4,076

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2013 AND 2012 AND

FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO APRIL 30, 2013

	For the year ended April 30, 2013	For the year ended April 30, 2012	For the period from February 16, 2012 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,279)	$ (45)	$ (15,324)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,279)	(45)	(15,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	11,400	8,000	19,400
Loans from Director	7,170	100	7,270
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,570	8,100	26,670

NET INCREASE IN CASH	3,291	8,055	11,346
Cash, beginning of period	8,055	0	0
Cash, end of period	$ 11,346	$ 8,055	$ 11,346

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pladeo Corp. (the "Company" or “Pladeo”) was incorporated under the laws of the State of Nevada on February 16, 2012.  We are in the business of developing online chat systems for everybody to use free off charge. We want to make our system available for all websites, not only for mex.tl users.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,346 of cash as of April 30, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of April 30, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Pladeo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 – LOAN FROM DIRECTOR

A shareholder loaned $7,270 to the Company to pay for Company expenses.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,270 as of April 30, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 16, 2012, the Company issued 8,000,000 shares of common stock for cash proceeds of $8,000 at $0.001 per share.

During 2013 in the month of April, the Company issued 1,140,000 shares of common stock for cash proceeds of $11,400 at $0.01.

There were 9,140,000 shares of common stock issued and outstanding as of April 30, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $15,324 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

April 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 5,210
Less: valuation allowance	(5,210)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,210
Less: valuation allowance	(5,210)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,324 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2013 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of April 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lisbeth Guerrero Circuito Porta Vicenza 3108 Leon, 37134 Mexico	35	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Since the very inception on February 16, 2012, Lisbeth Guerrero has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer.

For last five years Lisbeth Guerrero has been working as a manager for Salimus Corp – web developing company based in Mexico.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Lisbeth Guerrero; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on February 16, 2012until April 30, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lisbeth Guerrero	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Lisbeth Guerrero Circuito Porta Vicenza 3108 Leon, 37134 Mexico	8,000,000 shares of common stock (director)	87.5%

The percent of class is based on 9,140,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2013, we incurred approximately $6,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended July 31, 2012, October 31, 2012, January 31, 2013 and April 30, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLADEO CORP.
Dated: June 10, 2013	By: /s/ Lisbeth Guerrero
Lisbeth Guerrero, President and Chief Executive Officer and Chief Financial Officer