Form 10-Q
period 2013-07-31
Pladeo Corp.
filed 2013-08-29
CIK 1554225

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2013
Common Stock: $0.001	10,360,000

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JULY 31, 2013 AND APRIL 30, 2013

                       Unaudited     Audited

ASSETS	July 31, 2013	April 30, 2013
Current Assets
Cash and cash equivalents	$ 14,981	$ 11,346

Total Assets	$ 14,981	$ 11,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 7,270	$ 7,270
Accrued Expenses	1,750	-

Total Liabilities	9,020	7,270

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 10,360,000 and 9,140,000 shares issued and outstanding	10,360	9,140
Additional paid in capital	21,240	10,260
Deficit accumulated during the development stage	(25,639)	(15,324)

Total Stockholders’ Equity	5,961	4,076

Total Liabilities and Stockholders’ Equity	$ 14,981	$ 11,346

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012 AND FROM

FEBRUARY 16, 2012 (INCEPTION) TO JULY 31, 2013

Unaudited

	Three months ended July 31, 2013	Three months ended July 31, 2012	For the period from February 16, 2012 (Inception) to July 31, 2013

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	10,100	6,371	25,166
Bank fees	215	0	473

TOTAL OPERATING EXPENSES	10,315	6,371	25,639

NET LOSS FROM OPERATIONS	(10,315)	(6,371)	(25,639)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (10,315)	$ (6,371)	$ (25,639)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,005,870	8,000,000

See accompanying notes to financial statements.

PLADEO CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO JULY 31, 2013

Unaudited

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 16, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share, February 2012	8,000,000	8,000	-		8,000
Net loss for the year ended July 31, 2012				(45)	(45)
Balance, July 31, 2012	8,000,000	8,000	-	(45)	7,955

Shares issued for cash at $0.01 per share, April 2013	1,140,000	1,140	10,260	-	11,400
Net loss for the year ended April 30, 2013	-	-	-	(15,279)	(15,279)

Balance, April 30, 2013	9,140,000	$ 9,140	$ 10,260	$ (15,324)	$ 4,076

Shares issued for cash at $0.01 per share, July 2013	1,220,000	1,220	10,980	-	12,200

Net loss for the period ended July 31, 2013	-	-	-	(10,315)	(10,315)

	10,360,000	10,360	21,240	(25,639)	5,961

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012 AND FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO JULY 31, 2013

Unaudited

	Three months ended July 31, 2013	Three months ended July 31, 2012	For the period from February 16, 2012 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,315)	$ (6,371)	$ (25,639)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:	-	-	-
Accrued Expenses	1,750	371	1,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,565)	(6,000)	(23,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,200	-	31,600
Loans from Director	-	-	7,270
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,200	-	38,870

NET INCREASE IN CASH	3,635	(6,000)	14,981
Cash, beginning of period	11,346	8,055	0
Cash, end of period	$ 14,981	$ 2,055	$ 14,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pladeo Corp. (the "Company" or “Pladeo”) was incorporated under the laws of the State of Nevada on February 16, 2012.  The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. We are in the business of developing online chat systems for everybody to use free off charge. We want to make our system available for all websites, not only for mex.tl users.

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted July 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,981 of cash as of July 31, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of July 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

The balance due to the director was $7,270 as of July 31, 2013.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 16, 2012, the Company issued 8,000,000 shares of common stock for cash proceeds of $8,000 at $0.001 per share.

During 2013 in the month of April, the Company issued 1,140,000 shares of common stock for cash proceeds of $11,400 at $0.01 per share.

During 2013 in the month of June, the Company issued 1,220,000 shares of common stock for cash proceeds of $12,200 at $0.01 per share

There were 10,360,000 shares of common stock issued and outstanding as of July 31, 2013.

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

NOTE 6 – INCOME TAXES

As of April 31, 2013, the Company had net operating loss carry forwards of approximately $15,324 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2013 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

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

Three Months Period Ended July 31, 2013 and 2012

Our net loss for the three months periods ended July 31, 2013 and 2012 was $10,315 and $6,371. For the period from February 16, 2012 (Inception) to July 31, 2013 our net loss was $25,639.  From Inception ended July 31, 2013 we have not generated any revenue.

During the three months period ended July 31, 2013, our operating expenses were bank service charges of $215 and  professional fees $10,100.  During the three months period ended July 31,2012, our operating expenses were professional fees of $ 6,371. The weighted average number of shares outstanding was 9,005,870 and 8,00,000 for the three and three months period ended July 31, 2012.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2013

As at July 31, 2013, our total assets were $14,981 compared to $11,346 in total assets at April 30, 2013. Total assets were comprised of $14,981 in cash.  As at July 31, 2013, our current liabilities were $59,020. Stockholders’ equity was $ 5,961 as of July 31, 2013 compare to stockholders' equity of $4,076 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months periods ended July 31, 2013 and 2012, net cash flows used in operating activities were $(8,565) and $ (6,000). For the period from inception (, 2012) to July 31, 2013, net cash flows from operating activities was $(23,889).

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended July 31, 2013, cash flows from financing activities was $12,200. For the period from inception (February 16, 2012) to July 31, 2013, net cash provided by financing activities was $38,870 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pladeo Corp.
Dated: August 29, 2013	By: /s/ Lisbeth Guerrero
Lisbeth Guerrero, President and Chief Executive Officer and Chief Financial Officer