Form 10-Q
period 2013-10-31
Pladeo Corp.
filed 2013-11-14
CIK 1554225

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2013
Common Stock: $0.001	10,360,000

3 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND APRIL 30, 2013

ASSETS	October 31, 2013 unaudited	April 30, 2013 audited
Current Assets
Cash and cash equivalents Prepaid Expenses	$ 2,606 10,000	$ 11,346

Total Assets	$ 12,606	$ 11,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 7,270	$ 7,270
Accrued Expenses	1,286	-

Total Liabilities	8,556	7,270

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 10,360,000 and 9,140,000 shares issued and outstanding	10,360	9,140
Additional paid in capital	21,240	10,260
Deficit accumulated during the development stage	(27,550)	(15,324)

Total Stockholders’ Equity	4,050	4,076

Total Liabilities and Stockholders’ Equity	$ 12,606	$ 11,346

See accompanying notes to condensed financial statements.

4 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FROM

FEBRUARY 16, 2012 (INCEPTION) TO OCTOBER 31, 2013

Unaudited

	Three months ended October 31, 2013	Three months ended October 31, 2012	Six months ended October 31, 2013	Six months ended October 31, 2012	For the period from February 16, 2012 (Inception) to October 31, 2013

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	3,661	2,080	12,011	8,451	27,077
Bank fees	0	10	215	10	473

TOTAL OPERATING EXPENSES	3,661	2,090	12,226	8,461	27,550

NET LOSS FROM OPERATIONS	(3,661)	(2,090)	(12,226)	(8,461)	(27,550)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (3,661)	$ (2,090)	$ (12,226)	$ (8,461)	$ (27,550)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,005,870	8,000,000	8,000,000	8,000,000

See accompanying notes to condensed financial statements

5 | Page

.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO OCTOBER 31, 2013

Unaudited

	Six months ended October 31, 2013	Six months ended October 31, 2012	For the period from February 16, 2012 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (12,226)	$ (8,461)	$ (27,550)
Adjustments to reconcile net loss to net cash (used in) operating activities: Changes in assets and liabilities:
Prepaid Expenses	(10,000)	-	(10,000)
Accrued Expenses	1,286	-	1,286
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,940)	(8,461)	(36,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,200	-	31,600
Loans from Director	-	500	7,270
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,200	500	38,870

NET INCREASE IN CASH	(8,740)	(7,961)	2,606
Cash, beginning of period	11,346	8,055	0
Cash, end of period	$ 2,606	$ 94	$ 2,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to condensed financial statements.

6 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Pladeo Corp. (the "Company" or “Pladeo”) was incorporated under the laws of the State of Nevada on February 16, 2012.  The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities. We are in the business of developing online chat systems for everybody to use free of charge while including some fee-based services to generate revenue. We want to make our system available for all websites.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending April 30, 2013 and the three and six month period ending October 31, 2013.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,606 of cash as of October 31, 2013 and $11,346 of cash as of April 30, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of October 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

7 | Page

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

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

Recent Accounting Pronouncements

As of and for the year and period ended April 30, 2013 and October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – LOAN FROM DIRECTOR

8 | Page

A shareholder loaned $7,270 to the Company to pay for Company expenses.  The loan is unsecured, non-interest bearing, due on demand and there are no plans for repayment.

The balance due to the director was $7,270 as of October 31 and April 30, 2013.

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

There were 10,360,000 shares of common stock issued and outstanding as of October 31, 2013.

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

April 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 5,210
Less: valuation allowance	(5,210)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,210
Less: valuation allowance	(5,210)
Net deferred tax asset	$ 0

9 | Page

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,324 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – PREPAID EXPENSES

During the period ended October 31, 2013, the Company prepaid the stock transfer agent $10,000. The company will amortize the expense over the term of the contract.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2013 and November 7, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

Three And Six Months Period Ended October 31, 2013 and 2012

Our net loss for the three months period ended October 31, 2013 and 2012 was $3,661 and $2,090. Our net loss for six months period ended October 31, 2013 and 2012 was $12,226 and $8,461.  During the three and six month periods ended October 31, 2013 we have not generated any revenue.

During the three and six month period ended October 31, 2013 and 2012, our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 9,005,870 for the three months ended October 31, 2013 and 8,000,000 for the three months ended October 31, 2012 and 8,000,000 for the six months periods ended October 31, 2013 and 2012.

Liquidity and Capital Resources

Three Months Period Ended October 31, 2013

As at October 31, 2013, our total assets were $12,606 compared to $11,346 in total assets at April 30, 2013. Total assets were comprised of $2,606 in cash and prepaid expenses of $10,000. As at October 31, 2013, our current liabilities were $8,556. Stockholders’ equity was $ 4,050 as of October 31, 2013 compare to stockholders' equity of $4,076 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2013, net cash flows used in operating activities was $(20,940).  For the six months period ended October 31, 2012, net cash flows used in operating activities was $(8,461) For the period from inception (February 16, 2012) to October 31, 2013, net cash flows from operating activities was $(36,264).

Cash Flows from Investing Activities

For the six months period ended October 31, 2013 and 2012, we did not have any cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended October 31, 2013, cash flow for financing activities was $12,200. For the period from inception (February 16, 2012) to October 31, 2013, net cash provided by financing activities was $38,870 received from proceeds from issuance of common stock and director loan.

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

11 | Page

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

Going Concern

The independent auditors' review report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

12 | Page

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

Pladeo Corp.
Dated: November 14, 2013	By: /s/ Lisbeth Guerrero
Lisbeth Guerrero, President and Chief Executive Officer and Chief Financial Officer

14 | Page