Form 10-Q
period 2014-01-31
Pladeo Corp.
filed 2014-02-19
CIK 1554225

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 18, 2014
Common Stock: $0.001	10,360,000

3 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2014 AND APRIL 30, 2013

                      Unaudited     Audited

ASSETS	January 31, 2014	April 30, 2013
Current Assets
Cash and cash equivalents Prepaid Expenses	$ 221	$ 11,346

Total Assets	$ 221	$ 11,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 7,270	$ 7,270
Accrued Expenses	1,786	-

Total Liabilities	9,056	7,270

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 10,360,000 and 9,140,000 shares issued and outstanding	10,360	9,140
Additional paid in capital	21,240	10,260
Deficit accumulated during the development stage	(40,435)	(15,324)

Total Stockholders’ Equity	(8,835)	4,076

Total Liabilities and Stockholders’ Equity	$ 221	$ 11,346

See accompanying notes to financial statements.

4 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FROM

FEBRUARY 16, 2012 (INCEPTION) TO JANUARY 31, 2014

Unaudited

	Three months ended January 31, 2014	Three months ended January 31, 2013	Nine months ended January 31, 2014	Nine months ended January 31, 2013	For the period from February 16, 2012 (Inception) to January 31, 2014

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	2,875	3,945	14,886	12,396	29,952
Bank fees	10	10	225	20	483
Transfer Agent fees	-	-	10,000	-	10,000

TOTAL OPERATING EXPENSES	2,885	3,955	25,111	12,416	40,435

NET LOSS FROM OPERATIONS	(2,885)	(3,955)	(25,111)	(12,416)	(40,435)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (2,885)	$ (3,955)	$ (25,111)	$ (12,416)	$ (40,435)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,005,870	8,000,000	8,000,000	8,000,000

5 | Page

See accompanying notes to financial statements.

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM FEBRUARY 16, 2012 (INCEPTION) TO JANUARY 31, 2014

Unaudited

	Nine months ended January 31, 2014	Nine months ended January 31, 2013	For the period from February 16, 2012 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (25,111)	$ (12,416)	$ (40,435)
Adjustments to reconcile net loss to net cash (used in) operating activities: Changes in assets and liabilities:
Prepaid Expenses	-	-	-
Accrued Expenses	1,786	-	1,786
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,325)	(12,416)	(38,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,200	-	31,600
Loans from Director	-	4,600	7,270
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,200	4,600	38,870

NET INCREASE IN CASH	(11,125)	(7,816)	221
Cash, beginning of period	11,346	8,055	0
Cash, end of period	$ 221	$ 239	$ 221

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

PLADEO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending April 30, 2013 and the three and nine month periods ending January 31, 2013 and January 31, 2014.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $221 of cash as of January 31, 2014 and $11,346 of cash as of April 30, 2013.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of January 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

Recent Accounting Pronouncements

As of and for the year and period ended April 30, 2013 and January 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – LOAN FROM DIRECTOR

A shareholder loaned $7,270 to the Company to pay for Company expenses.  The loan is unsecured, non-interest bearing, due on demand and there are no plans for repayment.

The balance due to the director was $7,270 as of January 31 and April 30, 2013.

NOTE 4 – COMMON STOCK

8 | Page

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 16, 2012, the Company issued 8,000,000 shares of common stock for cash proceeds of $8,000 at $0.001 per share.

During 2014 in the month of April, the Company issued 1,140,000 shares of common stock for cash proceeds of $11,400 at $0.01 per share.

During 2014 in the month of June, the Company issued 1,220,000 shares of common stock for cash proceeds of $12,200 at $0.01 per share

There were 10,360,000 shares of common stock issued and outstanding as of January 31, 2014.

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

NOTE 7 – SUBSEQUENT EVENTS

9 | Page

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between January 31, 2014 and February 12, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three And Nine Months Period Ended January 31, 2014 and 2013

Our net loss for the three months period ended January 31, 2014 and 2013 was $2,885 and $3,955. Our net loss for nine months period ended January 31, 2014 and 2013 was $25,111 and $12,416.  During the three and nine month periods ended January 31, 2014 we have not generated any revenue.

During the three and nine month period ended January 31, 2014 and 2013, our operating expenses were bank service charge, transfer agent fees and professional fees. The weighted average number of shares outstanding was 9,005,870 for the three months ended January 31, 2014 and 8,000,000 for the three months ended October 31, 2013 and 8,000,000 for the nine months periods ended January 31, 2014 and 2013.

10 | Page

Liquidity and Capital Resources

Three Months Period Ended January 31, 2014

As at January 31, 2014, our total assets were $221 compared to $11,346 in total assets at April 30, 2013. Total assets were comprised of $221 in cash and cash equivalents. As at January 31, 2014, our current liabilities were $9,056. Stockholders’ equity was $ (8,835) as of January 31, 2014 compare to stockholders' equity of $4,076 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended January 31, 2014, net cash flows used in operating activities was $(23,325).  For the nine months period ended January 31, 2013, net cash flows used in operating activities was $(12,416) For the period from inception (February 16, 2012) to January 31, 2014, net cash flows from operating activities was $(38,649).

Cash Flows from Investing Activities

For the nine months period ended January 31, 2014 and 2013, we did not have any cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended January 31, 2014, cash flow for financing activities was $12,200. For the period from inception (February 16, 2012) to January 31, 2014, net cash provided by financing activities was $38,870 received from proceeds from issuance of common stock and director loan.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Pladeo Corp.
Dated: February 18, 2014	By: /s/ Lisbeth Guerrero
Lisbeth Guerrero, President and Chief Executive Officer and Chief Financial Officer

13 | Page