Form 10-K
period 2014-04-30
MaryJane Group, Inc.
filed 2014-08-13
CIK 1554225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No.: 000-55031

THE MARYJANE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1039235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Sixteenth Street, Suite 412, Denver, CO 80202

(Address of principal executive offices)

Registrant’s telephone number, including area code: (303) 835-8603

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (5,800,000 shares) based on the closing price of the registrant’s common stock as reported on OTCQB on October 31, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $0. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 18,552,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Cautionary Statement Concerning Forward-Looking Information

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to the Company that are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management, including statements related to the markets for the Company’s products and services, general trends and trends in the Company’s operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “opinion,” “will” and similar expressions and their variants, as they relate to the Company or the Company’s management, may identify forward-looking statements. Such statements reflect the Company’s judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the risk factors described herein, which may have a significant impact on the Company’s business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. Among the general factors that could cause actual results and financial condition are:

●	The success or failure of management’s efforts to implement their business strategy;

●	The ability of the Company to raise sufficient capital to meet operating requirements;

●	The uncertainty of consumer demand for our products and services;

●	The ability of the Company to compete with major established companies;

●	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

●	Absolute and relative performance of our products and services;

●	The effect of changing economic conditions;

●	The ability of the Company to attract and retain quality employees and management;

●	The current global recession and financial uncertainty; and

●	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission (“SEC”)

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

Explanatory Note

Upon the closing of a Securities Exchange Agreement by and among The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), Capital Growth Corporation, a Colorado corporation (“CGC”), and the shareholders of CGC on February 27, 2014 (the “CGC Acquisition”), and the closing of a Securities Exchange Agreement between the Company and the principal shareholders of Mary Jane Entertainment, LLC, Mile High Times, LLC, Dab City Radio, LLC and Mary Jane Tours, LLC, each a Colorado limited liability company (referred to individually by name or collectively as the “Mary Jane Group”) (the “Mary Jane Group Acquisition”), on March 14, 2014, the Company became the parent company of each of Capital Growth Corporation, Mary Jane Entertainment, LLC, Mile High Times, LLC, Dab City Radio, LLC and Mary Jane Tours, LLC, and each became a wholly-owned subsidiary of the Company. Thereafter, the Company changed its name to The MaryJane Group, Inc. Subsequent to completing the above acquisitions, the Company formed the following entities as wholly-owned subsidiaries, namely: Mary Jane Glassworks, LLC, Bud and Breakfast, LLC, Mary Jane Hospitality, LLC and Mary Jane Events, LLC.

Unless otherwise provided in this Annual Report on Form 10-K (the “Report”), all references in this Report to “we,” “us,” “our Company,” “our,” “The MaryJane Group, Inc,,” the “Company,” or the “Registrant” refers to The MaryJane Group, Inc. and its subsidiaries. Unless otherwise indicated in this Report, all references in this Report to the Company’s Board of Directors shall refer to the Board of Directors of The MaryJane Group, Inc. which was reconstituted upon the closing of the aforementioned Securities Exchange Agreements. Following the closing of the aforementioned CGC Acquisition and Mary Jane Group Acquisition, the business of the Company became that of its operating subsidiaries that specialize in lodging and entertainment services surrounding the recreational marijuana industry in Colorado. This Report contains summaries of the material terms of various agreements executed in connection with the acquisitions and related transactions.

PART I

ITEM 1.	BUSINESS.

Corporate Overview and History of The MaryJane Group, Inc.

The Company was incorporated in Nevada on February 16, 2012 for the purpose of developing online chat systems free of charge. The Company was unable to raise sufficient funds to implement its business plan. On February 26, 2014, Joel Schneider, entered into a share purchase agreement with Lisbeth Guerrero, the Company’s former sole officer and director, pursuant to which he purchased 8,000,000 shares of the Company’s common stock, representing 77.2% of the issued and outstanding shares of the Company’s common stock on that date. In connection with the purchase, Ms. Guerrero resigned as sole officer and director and Mr. Schneider became our sole officer and director.

As a result of being unable to properly fund and build our business of developing online chart systems, we were considered a “shell company” under the rules of the Commission. On February 27, 2014, we entered into and closed the CGC Exchange Agreement and on March 14, 2014, we entered into and closed the Mary Jane Group Exchange Agreement, as outlined hereinabove. As a result, we (i) closed a transaction to acquire CGC, (ii) closed a transaction to acquire the Mary Jane Group, (iii) ceased being a shell company upon the acquisition of its five operating subsidiaries, and (iv) experienced a change in control in which Mr. Schneider and the former shareholders of CGC and the Mary Jane Group acquired control of the Company.

Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our newly-acquired wholly owned subsidiaries mentioned herein.

Overview of Operating Businesses

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our five operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis friendly lodging and to provide value added services of information and entertainment to the consumers supporting the recreational marijuana industry.

The Company is a holding company for its nine subsidiaries: Capital Growth Corporation, a Colorado corporation, and Mary Jane Entertainment, LLC, Mile High Life, LLC (inactive), Dab City Radio (inactive), Mary Jane Tours, LLC, Mary Jane Glassworks, LLC, Bud and Breakfast, LLC, Mary Jane Hospitality, LLC (newly formed) and Mary Jane Events, LLC (newly formed), each a Colorado limited liability company.

Capital Growth Corporation, organized on February 4, 2014, was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions. The Company utilizes Capital Growth as a business development company.

Mary Jane Tours, LLC, organized on April 15, 2013 (“Mary Jane Tours”), was formed to provide a unique Colorado cannabis experience at a competitive price to capitalize on the rapidly growing recreational marijuana industry. Currently, Mary Jane Tours operates as a concierge service, whereby we book tours that are conducted by an independent operator. We receive a fluctuating percentage of the gross proceeds of tours book through depending on which type of tour is booked.

Dab City Radio (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Time, LLC, organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane Tours and MaryJane Entertainment. Through Dab City Radio and Mile High Life, we advertised and marketed Mary Jane Tours and the Bud and Breakfast through Internet radio broadcasting and newsprint. As the only BMI and ASCAP-licensed Internet radio station, DabCityRadio.com can legally play mainstream music. When we subsequently became a member of the Colorado Broadcast Association, it boosted our credibility and increased the legitimacy for our business offerings. In November 2013, Mile High Life (under the name Mile High Times) released its first newspaper in print. On June 9, 2014, we terminated the operations of Mile High Times due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. The operations of Dab City Radio was also terminated due to continued losses and our inability to generate enough advertising income to cover its cost of operations.

Mary Jane Entertainment, LLC, organized on May 21, 2013 (“Mary Jane Entertainment”), was formed to provide contracted limousine and party-bus services. Mary Jane Entertainment continues to operate on a limited basis

Mary Jane Glassworks, LLC, organized on April 10, 2014, was formed to manufacture American-made glass pipes, bubblers, bongs and other glass products used in the consumption of marijuana and production of marijuana byproducts. We initially began operations of Mary Jane Glassworks as a full glass blowing factory, wherein we manufactured the products described above. However, as a result of continued losses, we streamlined this business to a sandblasting operation whereby we purchase manufactured glass products like jars, mugs, glasses etc. and either put our logo or private label these items to be sold in our facilities or the facility of our private label customers. In addition we operate our apparel division “Denver Nugs” under Mary Jane Glassworks, the apparel division operates similar to the current operations of Mary Jane Glassworks, in that we either create our own designs of contract manufacture private label apparel for dispensaries, head shops, and other businesses both within and outside the cannabis industry.

Bud and Breakfast, LLC, organized on April 10, 2014, was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. The Bud and Breakfast, LLC is our most successful business operation and management’s plan is to focus on this business opportunity and we actively seeking locations to open additional Bud and Breakfast’s

Mary Jane Hospitality, LLC, organized on July 22, 2014, was formed to seek additional lodging and hospitality businesses that are not only located within the State of Colorado, but in other jurisdictions as recreational marijuana becomes legal in other states throughout the United States.

Mary Jane Events, LLC, organized on July 22, 2014, was formed for the purposes of planning private and corporate events focused upon the recreational/medicinal marijuana industry.

Neither the Company, nor any of its subsidiaries, have been involved in any bankruptcy, receivership or any similar proceeding, and except for the subject acquisitions set forth herein, has not had or been a party to any material reclassifications, mergers or consolidations since inception.

The Company’s primary SIC code is 7990 – Services; Miscellaneous Amusement and Recreation.

We maintain websites as follows: www.TheMaryJanegrp.com, www.budandbreakfast.com, www.MaryJaneEntertainment.com.

Our Products

Bud and Breakfast at the Adagio

On April 10, 2014, we entered into a one-year lease with the owner of the Adagio Bed and Breakfast located at 1430 Race Street, Denver, Colorado (the “Adagio”). We transformed the Adagio from a traditional bed and breakfast to the first, all-inclusive “Bud and Breakfast” in what our management believes to be the first of its kind. The guest package includes a wake and bake breakfast, a 4:20 Happy hour and the best marijuana and marijuana edibles Colorado has to offer. We provide our guests an on-site chef who prepares a gourmet breakfast and afternoon hors d’oeuvres. Since beginning operations at The Bud and Breakfast in April 2014, bookings and residency rates have increased dramatically and it is currently generating approximately $40,000-$45,000 of revenue per month. In addition, The Bud and Breakfast allows us to book tours and sell our glass products and apparel to guests. As a result of our success at the Adagio, management is actively seeking additional lodging facilities and expects to open a second location during the next 60 days.

We use the outside patio of the Adagio as a smoking lounge where members pay a $50 monthly or $300 annual membership fee for access to the lounge. The smoking lounge provides a safe haven for tourists seeking a place to enjoy their favorite marijuana products. We market the lounge through dispensaries, head shops, and through concierge services at Denver’s finer hotels.

Mary Jane Tours

Mary Jane Tours provides cannabis-friendly tours and offers customizable packages. Our tours begin at the Adagio with luxury transportation provided by an independent contractor. Each tour takes our patrons to a dispensary where they receive 20% off any purchase with their paid tour receipt. The tour continues with sightseeing through Denver and ends back at the Adagio where guests can use the outside smoking lounge to sample their purchases. At the end of each tour guests receive a gift bag containing some of our glass and/or apparel. Each tour lasts approximately two hours and costs $149 per person.

Mary Jane Entertainment

Mary Jane Entertainment provides professional photography, graphic design services, rentals of limousines and party buses, music recording and sound engineering, custom T-shirt and apparel manufacturing, banners, sublimation printing, event planning, company branding, and fundraising. All professional services are priced by the hour.

Dab City Radio

Dab City Radio was a licensed internet radio station. Due to continued losses the Company terminated the operations of Dab City Radio.

Mile High Life

Mile High Life, f/k/a Mile High Times, launched in November 2013 and delivered an outlook on Denver and Colorado in general, and its respective communities, with reports from the front lines on music, art, sports, entertainment, lifestyle and more. Due to continued losses and our inability to compete with more established competitors, we discontinued operations of Mile High Life in June, 2014 after the publication of our June issue.

MaryJane Glassworks, LLC

We formed MaryJane Glassworks, LLC on April 10, 2014 and launched its initial product line at the High Times Cannabis Cup on April 19-20, 2014. MaryJane Glassworks manufactured American-made glass pipes, bubblers, bongs and other glass products used in the consumption of marijuana and production of marijuana byproducts. However, as a result of continued losses, we streamlined this business to a sandblasting operation whereby we purchase manufactured glass products like jars, mugs, glasses etc. and either put our logo or private label these items to be sold in our facilities or the facility of our private label customers. In addition we operate our apparel division “Denver Nugs” under Mary Jane Glassworks, the apparel division operates similar to the current operations of Mary Jane Glassworks, in that we either create our own designs of contract manufacture private label apparel for dispensaries, head shops, and other businesses both within and outside the cannabis industry.

Mary Jane Hospitality, LLC and Mary Jane Events, LLC

Both these entities were formed on July 22, 2014 and have not commenced operations. Mary Jane Hospitality, LLC was formed for the purposes of owning and operating additional lodging properties. Mary Jane Events, LLC was formed for the purposes organizing events to be held the Company’s facilities.

Overview of Marketing Plan and Positioning

Our marketing strategy is a simple one -- satisfied customers are our best marketing tool. Social media will play a huge role in our success. We distribute advertising brochures to local businesses throughout Denver and surrounding cities. Our sales and marketing teams use traditional grassroots methods to reach out to our demographics. Direct mail will be used to contact cannabis-friendly businesses throughout the United States.

The Bud and Breakfast has already positioned itself as the only full cannabis friendly lodging facility with the City of Denver and the State of Colorado. As a result we have been featured and or mentioned in a number of news outlets including ABC News, New York Times and the Huffington Post to name a few. Our tours will position us to expand our brand recognition throughout the state of Colorado. Our Internet radio show are already distributed and being broadcasted to our target market.

The tours are reasonably priced for the recreational marijuana consumer, the tours are marketed through our website and directly to our guests at the Bud and Breakfast. We have changed our business model for our tour offerings from that of being the owner and operator of the vehicles, to simply a concierge/booking service. We have contracted with an independent limousine operator who provides the transportation for our tour guests. We typically net approximately 50% of the revenues derived from the tours.

Sales Strategy

Colorado is currently considered the cannabis capital of the United States. The cannabis industry is expected to earn over $2 billion in product sales and tourism by the end of 2014. Our target market is the recreational marijuana consumers who are 21 to 75 years of age. They are college students, young professionals, blue and white collar workers, patients, senior citizens, moms, dads, teachers, and students. This demographic is increased 5,000% when adding out of state and international visitors. The desire to indulge in the recreational marijuana experience is larger than ever and the market is positioned for a company like The MaryJane Group to provide that experience. All ages are flocking to Colorado for the Green rush for cannabis products including raw bud, concentrates, and infused edibles and drinks. The Company’s Bud and Breakfast, tours and events provide our patrons with the ultimate Green experience. All these products appeal to all ages, sexes and ethnicities.

Colorado has very strict laws regarding the possession of and public consumption of recreational marijuana. As such, our companies provide across the board products and services to meet the needs of every cannabis connoisseur from every demographic by providing safe access to their cannabis experience from beginning to end.

The MaryJane Group is evolving into a world-class marijuana promotional organization through carefully building successful businesses in the cannabis industry and then leveraging that experience to meet the industry’s needs. By strategically laying the foundation as the “Green Rush” was gaining momentum, we have built a recognizable brand and will be leveraging this recognition to provide tourism, information, and entertainment via carefully chosen channels that cater to the interests of the marijuana community.

The Bud and Breakfast provides its guests with a one of a kind experience in which they can consume their favorite cannabis product in a safe and beautiful environment. Mary Jane Tours will continue to leverage the historical experience in Colorado as the first state to legalize recreational marijuana by providing unique luxury tours. Dab City Radio will continue to celebrate the marijuana culture while expanding into a growing national base. All three divisions provide a tremendous amount of advertising potential that will continue to drive revenue growth. Management believes it has established a solid foundation in a rapidly growing industry.

Intellectual Property

We do not have any patents or registered trademarks at this time.

Competition and Our Competitive Advantage

At present we do not believe there is any competitors for our Bed and Breakfast, however there is no assurance that additional cannabis friendly lodging facilities will be established in the future, which if that happens will cause competition to our Bed and Breakfast. Competition may come from entities that are better financed then our company. Mary Jane Tours’ main competitor is My 420 Tours, a company that has built a national following due to publicity received from talk shows and news media. They were the first cannabis tour company in Colorado; however, they lack the variety of our tours, usually just visiting marijuana growing facilities and not offering the personal services and amenities that we offer.

Mary Jane Glassworks competes with a number of companies that are more established and better financed. At present we find it difficult to compete with these entities and management has decided to limit the operation of Mary Jane Glassworks to manufacturing smaller pieces and jars primarily to promote our brand name.

Government Regulation

Our products and services do not require licensing and are not subject to any governmental regulation.

Employees

We currently have 15 employees.

Corporate Information

Our corporate headquarters are located at 910 Sixteenth Street, Suite 412, Denver, CO 80202. Our telephone number is 303-835-8603.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

Reports to Security Holders

We are subject to the requirements of Section 13(a) under the Exchange Act which requires us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically with the SEC at http://www/sec.gov.

You may obtain a copy, free of charge, of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may obtain these reports by making a request in writing addressed to: Joel C. Schneider, Chief Executive Officer, The MaryJane Group, Inc., 910 Sixteenth Street, Suite 412, Denver, CO 80202 or by downloading these reports and further information about our company on our website at http://www.themaryjanegrp.com.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

Our principal office, and that of our subsidiaries, is located at 910 Sixteenth Street, Suite 412, Denver, Colorado 80202 where we lease 1,126 square feet of office space. We entered into the three-year lease on July 21, 2014. The lease expires on July 31, 2017. The monthly rent through July 31, 2015 is $1,505; thereafter it increases to $1,600 and $1,700 on August 1, 2015 and 2016, respectively. We believe that the leased premises are suitable and adequate to meet our current needs.

We lease the Adagio, a 7,000 square foot Victorian located at 1430 Race Street, Denver, Colorado which is the location of our Bud and Breakfast. The lease is for one (1) year and expires on April 10, 2015. The monthly rent is $9,000 plus 2.5% of the gross monthly revenue. The Company has an exclusive option to purchase the Adagio for $1,500,000.

The Company’s glass blowing factory and apparel division, are located at 665 E. 70th Avenue, Unit 5, Denver, Colorado. The Company is currently vacating these premises and have located an new facility and expect to sign a new lease for such premises within the next 10 days.

We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

Settlement of Litigation

On April 29, 2014, Mile High Times, LLC and Mary Jane Entertainment, LLC, two of our wholly owned subsidiaries and Trans-High Corporation, Inc. d/b/a High Times (“Trans-High”), both desiring to avoid the expense, uncertainty, inconvenience and other burdens of litigating the action, agreed to settle their dispute and entered into a Stipulated Judgment which was filed with the court on that date. The lawsuit was filed by Trans-High in United District Court for the Southern District of New York, Case No. 14 CV 2039 and alleged (i) trademark infringement, (ii) false representations, descriptions and designations of origin, (iii) cyber squatting and (iv) substantial and related claims for unfair competition and deceptive trade practices all under the Lanham Act, as specifically related to the use of the name of the Company’s publication named “Mile High Times.” As part of the settlement, we agreed to no longer use the name “Mile High Times” for our future publications as well as change the name of the attendant website. We published one issue of our magazine under the name “The Mile High Life,” and thereafter terminated operations of the magazine.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this Annual Report, our Common Stock is quoted on the OTCBQ under the symbol “MJMJ.” The market for our Common Stock is limited, volatile and sporadic and the price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of our Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for our shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
Fiscal Year 2014 (May 1, 2013 to April 30, 2014)
Fourth Quarter (ended April 30, 2014)	$11.50	$5.00
Third Quarter (ended January 31, 2014)	N/A	N/A
Second Quarter (October 31, 2013)	N/A	N/A
First Quarter (July 30, 2013)	N/A	N/A

Fiscal Year 2013 (May 1, 2012 to April 30, 2013)
Fourth Quarter (ended April 30, 2013)	N/A	N/A
Third Quarter (ended January 31, 2013)	N/A	N/A
Second Quarter (ended October 31, 2012)	N/A	N/A
First Quarter (ended July 30, 2012)	N/A	N/A

Holders

Records of our stock transfer agent indicate that as of July 31, 2014, we had approximately 30 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” As of the date of this Report, we had 18,552,500 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Securities Exchange Agreement with Capital Growth Corporation

On February 27, 2014, pursuant to the terms of the CGC Exchange Agreement, we acquired 100% of the issued and outstanding shares of CGC and 100% of the issued and outstanding Common Stock Purchase Warrants of CGC (the “CGC Warrants”), in exchange for the issuance of an aggregate of 5,000,000 shares of our common stock (the “Company Shares”) and Common Stock Purchase Warrants for the purchase of an aggregate of 1,497,000 shares of our common stock (the “Company Warrants”). The Company Shares included 4,502,000 shares to be issued to Joel Schneider, who was named our sole officer and director upon the closing of the Exchange Agreement. The Company Warrants are exercisable for a term of five years commencing six months from the date of issuance at an exercise price of $1.00 per share.

Securities Exchange Agreement with the Mary Jane Group

On March 14, 2014, pursuant to the terms of the MJG Exchange Agreement, we agreed to purchase and the Principal Shareholders of the Mary Jane Group agreed to sell 100% of their issued and outstanding shares or membership interests (the “Mary Jane Group Stock”) in exchange for an aggregate of 2,500,000 shares of our common stock (the “Company Stock”). In addition, the number of shares of the Company Stock to be issued in exchange may be increased, but not decreased, one time only on the first year anniversary of the Closing of the MJG Exchange Agreement, so as to ensure that the value of the Company Stock issued to the Principal Shareholders exceeds $0.40 per share or an aggregate of $1,000,000.

Issuance of Common Stock Purchase Warrant

Under the CGC Exchange Agreement dated February 27, 2014, we acquired 100% of the issued and outstanding Common Stock Purchase Warrants of CGC in exchange for the issuance by us of Common Stock Purchase Warrants for the purchase of an aggregate of 1,497,000 shares of our common stock. These warrants are exercisable for a term of five years commencing six months from the date of issuance at an exercise price of $1.00 per share.

Issuances of Shares of Our Common Stock

On June 27, 2014, we issued 250,000 shares of our Common Stock to Charles G. Berkowitz upon his being named as Chief Operating Officer. In addition, he will receive 250,000 shares for each of the nine succeeding months. The shares are being issued in reliance on Section 4(2) and Regulation D of the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock will not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

On May 10, 2014, we issued 10,000 shares of our Common Stock to Helen Strader as additional consideration pursuant to the Lease Agreement for the Adagio Bed and Breakfast.

On May 10, 2014, we issued 2,500 shares of our Common Stock to Joshua Jetton as additional consideration pursuant to an asset purchase agreement under which we acquired a 26-person party bus.

In June 2014, we issued 125,000 shares of our Common Stock to Mark Gaitan pursuant to his employment agreement.

In June, 2014, we issued 25,000 shares of our Common Stock to Jeremiah Kern pursuant to a consulting agreement. We hired Mr. Kern as a consultant to our MaryJane Glassworks subsidiary. On July 22, 2014, we terminated his consulting agreement for non-performance.

Issuances of Convertible Promissory Notes

On March 18, 2014, we issued an aggregate of $90,000 in Convertible Promissory Notes to two investors (AHB Associates for $45,000 and Continental Equities, LLC for $45,000). The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On April 7, 2014, we issued an aggregate of $75,000 in Convertible Promissory Notes to two investors (AHB Associates for $50,000 and Continental Equities, LLC for $25,000). The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

Issuances of Convertible Promissory Notes with Common Stock

From May 1, 2014 through July 1, 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes and 400,000 shares of our common stock to Tide Pool Ventures Corporation for an aggregate purchase price of $100,000. The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On May 2, 2014, we issued a $50,000 Convertible Promissory Note and 50,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $50,500. The Convertible Promissory Note is convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On May 2, 2014, we issued a $50,000 Convertible Promissory Note and 200,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $50,000. The Convertible Promissory Note is convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

Issuance of Convertible Promissory Note with Warrant and Common Stock

In July 2014, we issued a $36,000 Convertible Promissory Note, 125,000 shares of our common stock and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $36,000. The Convertible Promissory Note converts into shares of our common stock at 80% of the current market price subject to a minimum conversion price of $0.25 per share and a maximum conversion price of $1.50 per share. The three-year Warrant is exercisable at $0.75 per share. The proceeds from the sale of these securities were used for general working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis in conjunction with the information set forth under our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Company Overview

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our five operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis friendly lodging and to provide value added services of information and entertainment to the consumers supporting the recreational marijuana industry.

The Company is a holding company for its nine subsidiaries: Capital Growth Corporation, a Colorado corporation, and Mary Jane Entertainment, LLC, Mile High Life, LLC (inactive), Dab City Radio (inactive), Mary Jane Tours, LLC, Mary Jane Glassworks, LLC, Bud and Breakfast, LLC, Mary Jane Hospitality, LLC (newly formed) and Mary Jane Events, LLC (newly formed), each a Colorado limited liability company.

Liquidity and Capital Resources

The Company will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support its cost structure, none of which can be assured. Management believes that the Company will need approximately $2 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of April 30, 2014, the combined companies had approximately ($30,202) on deposit.

We believe that we will achieve operating profitability during the quarter ending October 31, 2014; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

As of April 30, 2014, our working capital was approximately $24,037.15, our accumulated deficit was approximately $337,049, and our stockholders’ deficit was approximately ($131,006). Operating loss was approximately $337,049 and $0 for the years ended April 30, 2014 and 2013, respectively. Our net loss was approximately 337,049 and approximately 0 for the years ended April 30, 2014 and 2013, respectively.

Results of Operations

Revenue, net

Revenue for the year ended April 30, 2014 was $56,850 as compared to $0 for the year ended April 30, 2013. Our revenue during the year ended April 30, 2014 was primarily derived from advertising sales for the Company’s magazine and tour revenue. In addition, the Company began operating the Bud and Breakfast at the Adagio on April 10, 2014 and approximately $10,000 was derived from those operations during the year ended April 30, 2014. The Company’s gross profit for the year ended April 30, 2014 was $38,338, compared to $0 gross profit for year ended April 30, 2014. Our net losses for the year ended April 30, 2014 was ($337,049).

Operating Expenses

Our operating expenses for the year ended April 30, 2014 was $340,204, our general and administration costs were $7,805.89 for the year ended April 30, 2014, depreciation costs were $5,319 for the year ended April 30, 2014 and our sales and marketing costs were $22,058. Our net loss for the year ended April 30, 2014 was ($337,048).

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	if requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, complex derivative financial instruments and impairment of long-lived assets.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Complex Derivative Financial Instruments. From time to time we sell common stock and we issue convertible debt, both with common stock purchase warrants, which may include terms requiring conversion price or exercise price adjustments based on subsequent issuance of securities at prices lower than those in the agreements of such securities. In these situations, the instruments may be accounted for as liabilities and recorded at fair value each reporting period. Due to the complexity of the agreement, we used an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. It was determined that a Binomial Lattice option pricing model using a Monte Carlo simulation would provide the most accuracy given all the potential variables encompassing a future dilutive event. This model incorporated transaction assumptions such as our stock price, contractual terms, maturity, risk free rates, as well as estimates about future financings, volatility, and holder behavior. Although we believe our estimates and assumptions used to calculate the fair valuation liabilities and related expense were reasonable, these assumptions involved complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Impairment of Long-Lived Assets. Carrying values of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. Assessments also consider changes in asset utilization, including the temporary idling of capacity and the expected timing for placing this capacity back into production. If the carrying value of the assets is not recoverable, then a loss is recorded for the difference between the assets’ fair value and respective carrying value. The fair value of the assets is determined using an “income approach” based upon a forecast of all the expected discounted future net cash flows associated with the subject assets. Some of the more significant estimates and assumptions include: market size and growth, market share, projected selling prices, manufacturing cost and discount rate. Our estimates are based upon historical experience, commercial relationships, market conditions and available external information about future trends.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the presentation of unrecognized tax benefits. The update requires that the entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carry forward or a tax credit carry forward in the statement of financial position. The guidance does not apply to the extent that a net operating loss carry forward or tax credit carry forward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods thereafter. We expect to present deferred tax assets net of unrecognized tax benefits, as appropriate, in the consolidated balance sheets. We do not anticipate that this guidance will have a material impact on our financial position or results of operations

In February 2013, the FASB issued authoritative guidance which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (Loss) (“AOCI”). The update requires that an entity present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. The guidance was effective for the quarter ended March 30, 2013. The adoption of this guidance did not have an impact on our financial position or results from operations.

In July 2012, the FASB guidance giving entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Events Since April 30, 2014

Change in Officers

On June 8, 2014, Jose Ramirez, our Chief Operating Officer, tendered his 60-day resignation. We accepted his resignation as Chief Operating Officer and the Board of Directors requested that the resignation take effect immediately rather than in 60-days to allow the Board of Directors to immediately commence a search for his replacement. Mr. Ramirez remained as a member of the Board of Directors until he was removed on July 14, 2014.

On June 27, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with Charles G. Berkowitz wherein Mr. Berkowitz was hired to serve as our Chief Operating Officer for an initial term of three years. The Agreement will be automatically extended on its anniversary date for subsequent one-year terms unless either party gives notice that they intend not to renew at least three months in advance of the automatic renewal date. Mr. Berkowitz will receive a base annual salary of $100,000 through December 31, 2014, $125,000 for calendar year 2015 and $150,000 for the remaining initial term. Mr. Berkowitz will receive a monthly car allowance of not less than $500. Upon execution of the Agreement, Mr. Berkowitz was issued 250,000 shares of our Company’s Common Stock and will receive an additional 250,000 shares per month for the subsequent nine months for an aggregate issuance of 2,500,000 shares. Mr. Berkowitz agreed not to compete for a period of two years following the end of his employment.

Issuances of Shares of Our Common Stock

On May 10, 2014, we issued 10,000 shares of our Common Stock to Helen Strader as additional consideration pursuant to the Lease Agreement for the Adagio Bed and Breakfast.

On May 10, 2014, we issued 2,500 shares of our Common Stock to Joshua Jetton as additional consideration pursuant to an asset purchase agreement under which we acquired a 26-person party bus.

In June 2014, we issued 125,000 shares of our Common Stock to Mark Gaitan pursuant to his employment agreement.

In June, 2014, we issued 25,000 shares of our Common Stock to Jeremiah Kern pursuant to a consulting agreement. We hired Mr. Kern as a consultant to our MaryJane Glassworks subsidiary. On July 22, 2014, we terminated his consulting agreement for non-performance.

Issuances of Convertible Promissory Notes

On March 18, 2014, we issued an aggregate of $90,000 in Convertible Promissory Notes to two investors (AHB Associates for $45,000 and Continental Equities, LLC for $45,000). The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On April 7, 2014, we issued an aggregate of $75,000 in Convertible Promissory Notes to two investors (AHB Associates for $50,000 and Continental Equities, LLC for $25,000). The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

Issuances of Convertible Promissory Notes with Common Stock

From May 1, 2014 through July 1, 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes and 400,000 shares of our common stock to Tide Pool Ventures Corporation for an aggregate purchase price of $100,000. The Convertible Promissory Notes are convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On May 2, 2014, we issued a $50,000 Convertible Promissory Note and 50,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $50,500. The Convertible Promissory Note is convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On May 2, 2014, we issued a $50,000 Convertible Promissory Note and 200,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $50,000. The Convertible Promissory Note is convertible into shares of our common stock at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

Issuance of Convertible Promissory Note with Warrant and Common Stock

In July 2014, we issued a $36,000 Convertible Promissory Note, 125,000 shares of our common stock and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to TJC Trading LLC for an aggregate purchase price of $36,000. The Convertible Promissory Note converts into shares of our common stock at 80% of the current market price subject to a minimum conversion price of $0.25 per share and a maximum conversion price of $1.50 per share. The three-year Warrant is exercisable at $0.75 per share. The proceeds from the sale of these securities were used for general working capital.

Consulting Agreement with Jeremiah Kern

In May, 2014, the Company entered into a consulting agreement with Jeremiah Kern whereby Mr. Kern would act as a consultant to the Company’s wholly-owned subsidiary MaryJane Glassworks, LLC. Pursuant to the consulting agreement the Company agreed to pay Mr. Kern $750 per week and agreed to issue Mr. Kern

25,000 shares upon signing and 25,000 ninety days thereafter. On July 22, 2014 the Company terminated this agreement.

Employment Agreement with Adam Jeffers

In May, 2014, the Company entered into an employment agreement with Adam Jeffers to become the Company’s Graphic Designer and Art Coordinator. The Company pays Mr. Jeffers an annual base salary of $35,000 per year. As additional consideration the Company issued 20,000 stock options exercisable at $2.00 per share to Mr. Jeffers pursuant to the Company’s 2014 Equity Incentive Plan.

Employment Agreement with Mark Gaitan

In May, 2014, the Company entered into an employment agreement with Mark Gaitan to become the Company’s Manager of our apparel division and General Manager of our factory and warehouse. The Company pays Mr. Gaitan an annual base salary of $50,000 per year. As additional consideration the Company issued 125,000 shares of its Common Stock to Mr. Gaitan.

Suspension and/or Reduction of Operations

In June, 2014, the Company suspended the operations of its newsmagazine The Mile High Life due to continued losses. As a result of the suspension, the Company laid off all 4 employees of that entity. In June, 2014, the Company reduced significantly the operations of its radio station Dab City Radio also due to losses. The Company continues to operate the radio station on a limited basis.

Formation of New Entities

In July, 2014, the Company formed two new subsidiaries, MaryJane Events, LLC and MaryJane Hospitality, LLC.

Office Lease

On July 21, 2014, we relocated our principal office, and that of our subsidiaries, to 910 Sixteenth Street, Suite 412, Denver, Colorado 80202 when we entered into a three-year lease. We lease 1,126 square feet of office space under the lease which expires on July 31, 2017. The monthly lease amount through July 31, 2015 is $1,505; thereafter, it increases to $1,600 and $1,700 on August 1, 2015 and 2016, respectively. The lease permits a one-time extension of the lease for a two-year period with the lease amount being increased to $1,800 and $1,900, respectively.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements may be found at pages F-1 through F-5 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of April 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of April 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The following table sets forth information on our executive officers and directors as of the filing of this Report. All executive officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified. We do not have any promoters or control persons.

Name	Age	Position	Date Elected Director	Date Appointed Officer

Joel C. Schneider	55	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, Sole Director	February 22, 2014	February 22, 2014

Charles G. Berkowitz	34	Chief Operating Officer	N/A	June 27, 2014

Business Experience of Directors and Executive Officers

Joel Schneider – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director

On February 22, 2014, Mr. Schneider became our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director. Mr. Schneider was admitted to the New York State Bar in 1984. He earned a Bachelor of Arts Degree in Political Science in 1981 at State University of New York at Buffalo. He received a Juris Doctor degree from California Western School of Law in San Diego, California in 1984. Mr. Schneider has been in the private practice of law from 1984 to 1989 and from 1995 to the present. From 1990 to 1995, Mr. Schneider was the Chairman of the Board and Chief Executive Officer of E.S.C. Industries, Inc. and Economy Fasteners, both companies which specialized in the distribution of fastening and anchoring devices. From 1990 to 1991, Mr. Schneider was Chairman of the Board of Protective Apparel Corporation of America, a manufacturer of bullet resistant vests. During his years of practicing law, Mr. Schneider has represented many public companies as corporate and securities counsel.

Charles G. Berkowitz – Chief Operating Officer

On June 27, 2014, Mr. Berkowitz became our Chief Operating Officer. Mr. Berkowitz is the owner of NYC 420 Investors, an organization for those interested in investing in the medical marijuana sector, in addition to other companies that conduct seminars and events relative to raising capital for the cannabis industry. Previously, Mr. Berkowitz owned and operated First Response DataCom and First Response Security, companies specializing in data storage and low voltage security.

Involvement in Certain Legal Proceedings

Currently, and for the past ten years, neither our officers had been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Family Relationships

There are no family relationships between our officers and directors.

Other Directorships

Other than as indicated within this section at Business Experience, our sole director does not hold or has not been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the “Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

We have not yet appointed an Audit Committee or Nominating Committee. Until such time as appointments are made, our Board of Directors will serve in those capacities.

Codes of Conduct

On March 31, 2014, our Board of Directors approved (i) a Code of Business Conduct and Ethics for each director and executive officer, (ii) a Code of Ethics for Financial Executives for all officers with financial oversight responsibilities, and (iii) an Insider Trading Policy for each director and executive officer. A form of the Code of Business Conduct and Ethics, Code of Ethics for Financial Executives, and Insider Trading Policy is attached hereto as an exhibit and is included herein by reference. We will provide a copy of these policies free of charge upon written request.

The Code of Business Conduct and Ethics is applicable to all of our directors and executive officers. This code is intended to focus the members of our Board of Directors and each executive officer on areas of ethical risk, provide guidance to directors and executive officers to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. All members of our Board of Directors and all executive officers are required to sign this code on an annual basis.

The Code of Ethics is applicable to all financial executives and any other senior officer with financial oversight responsibilities. This code governs the professional and ethical conduct of our financial executives, and directs that they: (i) act with honesty and integrity; (ii) provide information that is accurate, complete, objective, relevant, and timely; (iii) comply with federal, state, and local rules and regulations; (iv) act in good faith with due care, competence and diligence; and (v) respect the confidentiality of information acquired in the course of their work and not use the information acquired for personal gain. All of our financial executives are required to sign this code on an annual basis.

The Insider Trading Policy is applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include “tipping” such information, securities trading by the person “tipped,” and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to our reputation for integrity and ethical conduct. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at the sole discretion of the Company, including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis.

Indemnification

Section 145 of the Nevada Corporation Law provides in relevant parts as follows:

(1) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

(3) To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith.

(4) The indemnification provided by this section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Nevada Corporation Law.

Our Articles of Incorporation and Bylaws provide that we may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents. Insofar as indemnification by us for liabilities arising under the Securities Act that may be permitted to our officers and directors pursuant to the foregoing provisions or otherwise, we are aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended April 30, 2014 and 2013. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joel C. Schneider(1) (CEOCFO)	2014	$12,500	—	—	—	—	—	—	$12,500
	2013	0	—	—	—	—	—	—	0

Charles G. Berkowitz(2) (COO)	2014	0	—	—	—	—	—	—	0
	2013	0	—	—	—	—	—	—	0
Jose Ramirez(3) (former officer and director)	2014	$12,500	—	—	—	—	—	—	$12,500
	2013	0	—	—	—	—	—	—	0

LaRon Bradford(4) (former officer)	2014	$7,692	—	—	—	—	—	—	$7,692
	2013	0	—	—	—	—	—	—	0

Lisbeth Guerrero(5) (former officer)	2014	0	—	—	—	—	—	—	0
	2013	0	—	—	—	—	—	—	0

(1)	For 2014: All Other Compensation includes $500 for car allowance and $0 for health insurance premiums paid on Mr. Schneider’s behalf.

(2)	For 2014: All Other Compensation includes $0 for car allowance and $0 for health insurance premiums paid on Mr. Berkowitz’s behalf.

(3)	For 2014: All Other Compensation includes $500 for car allowance and $0 for health insurance premiums paid on Mr. Ramirez’s behalf.

(4)	For 2014: All Other Compensation includes $0 for car allowance and $0 for health insurance premiums paid on Mr. Bradford’s behalf.

(5)	For 2014: All Other Compensation includes $0 for car allowance and $0 for health insurance premiums paid on Ms. Guerrero’s behalf. Ms. Guerrero resigned on February 22, 2014. For 2013: All Other Compensation includes $0for car allowance and $0 for health insurance premiums paid on Ms. Guerrero’s behalf.
23

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards to officers as of the fiscal year ended April 30, 2014. No executive officers have exercised any of their equity awards.

Employment Agreements with Executive Officers

On March 24, 2014, in conjunction with the Mary Jane Group Acquisition, our CGC subsidiary entered into Employment Agreements with Executive’s Joel Schneider (as President and Chief Executive Officer), Jose Ramirez (Vice President and Chief Operating Officer) and LaRon Bradford (Vice President and Director of Sales and Marketing), each for a term of three years. The Employment Agreements can be extended for additional one-year terms on the anniversary date thereof. Salaries under the Employment Agreements are $100,000 through December 31, 2014, $125,000 for calendar year 2015, and $150,000 for the remaining term of the Employment Agreements. The Executives’ base annual salary may be increased from time to time as determined by the Board, and, if so increased, such base annual salary shall not thereafter, during the Executives’ employment under the Agreement, be decreased. The Employment Agreements also provide that the Executives are paid a car allowance of $500 per month and Mr. Schneider is also paid living expenses of $1,500 per month from the date of the agreement through December 2014. The Employment Agreements contain non-compete clauses that expire two years after the termination date and non-solicitation clauses that expire one year after the termination date of the Employment Agreements. The Company may, in its discretion and at its option, terminate the Executives’ employment with or without Cause, and without prejudice to any other right or remedy to which the Company or the Executives may be entitled at law or in equity or under the Employment Agreements.

On April 21, 2014, we terminated the employment of Mr. Bradford, Vice President and Director of Sales and Marketing, for cause. Pursuant to the terms of his employment agreement, upon termination for cause, he was not eligible for any compensation other than his base salary accrued through the date of termination.

On June 8, 2014, Mr. Ramirez resigned as Vice President and Chief Operating Officer. Pursuant to the terms of his employment agreement, he was not eligible for any compensation other than his base salary accrued through the date of resignation.

On June 27, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with Charles G. Berkowitz wherein Mr. Berkowitz was hired to serve as our Chief Operating Officer for an initial term of three years. The Agreement will be automatically extended on its anniversary date for subsequent one-year terms unless either party gives notice that they intend not to renew at least three months in advance of the automatic renewal date. Mr. Berkowitz will receive a base annual salary of $100,000 through December 31, 2014, $125,000 for calendar year 2015 and $150,000 for the remaining initial term. Mr. Berkowitz will receive a monthly car allowance of not less than $500. Upon execution of the Agreement, Mr. Berkowitz was issued 250,000 shares of the Company’s Common Stock and will receive an additional 250,000 shares per month for the subsequent nine months for an aggregate issuance of 2,500,000 shares. Mr. Berkowitz agreed not to compete for a period of two years following the end of his employment.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings. We paid no compensation to our directors for services rendered for the year ended April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 625 E. 70th Street, Unit 5, Denver, CO 80229.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Common Stock	Joel C. Schneider (Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director)	12,502,000		67.38%

Common Stock	Charles G. Berkowitz (Chief Operating Officer)	250,000	(2)	1.35%
Common Stock	All directors and executive officers as a group (2 people):	12,752,000		68.73%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 18,552,500 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	Pursuant to Mr. Berkowitz’ employment agreement, 250,000 shares of Common Stock vest every thirty days up to a total of 2,500,000.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (1) current public information is available about our Company, (2) the shares have been fully paid for at least one year, (3) the shares are sold in a broker’s transaction or through a market-maker, and (4) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended April 30, 2014, we acknowledge that none of our officers and directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended April 30, 2014.

Director Independence

Although our Board of Directors believes that our directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate amount expected to be billed for professional services rendered by Harris & Gillespie CPAs PLLC. for the 2014 quarterly reviews and the annual integrated audit for the year ended April 30, 2014 is estimated to be $33,000. We were billed $7,500 for professional services rendered for the annual audit fee for the year ended April 30, 2013 and for quarterly review of our financial statements for 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for tax return preparation for the year ended April 30, 2014 rendered by Tannenbaum & Associates is approximately $3,000.  We were billed $0 for tax return preparation for the year ended April 30, 2013.

All Other Fees.  We incurred no other fees for the 2014 and 2013 fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
2.1	February 24, 2014	Securities Exchange Agreement by and among Pladeo Corp., Capital Growth Corporation and the Shareholders of Capital Growth Corporation(2)
2.2	March 14, 2014	Securities Exchange Agreement by and between Pladeo Corp. and the Principal Shareholders of Mary Jane Entertainment, LLC, Mile High Times, LLC, Dab City Radio and Mary Jane Tours, LLC(3)
3.1	February 16, 2012	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
3.3	March 24, 2014	Certificate of Amendment to Articles of Incorporation (to change name to The MaryJane Group, Inc.*
10.3	March 14, 2014	Employment Agreement between Capital Growth Corporation and Joel C. Schneider(3)
10.4	March 14, 2014	Employment Agreement between Capital Growth Corporation and Jose Ramirez(3)
10.5	March 14, 2014	Employment Agreement between Capital Growth Corporation and LaRon Bradford(3)
10.6		Lease between MaryJane Entertainment LLC and Washington Commerce Center, LLC dated August 8, 2013(3)
10.7	March 20, 2014	Securities Purchase Agreement, form of(3)
10.8	March 20, 2014	Convertible Debenture, form of(3)
10.9	n/a	Insider Trading Policy(3)
10.10	June 8, 2014	Resignation of Jose Ramirez(4)
10.11	June 27, 2014	Executive Employment Agreement with Charles G. Berkowitz(5)
10.12	July 21, 2014	University Office Building Lease*
14.00	n/a	2014 Code of Business Conduct and Ethics, form of(3)
14.01	n/a	2014 Code of Business Ethics for Financial Executives, form of(3)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(3)
21.00	August [ ], 2014	Subsidiaries of the Registrant*
31.1	August [ ], 2014	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	August [ ], 2014	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document†

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Commission on July 17, 2012, which exhibit is incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on March 17, 2014, as amended, which exhibit is incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2014, which exhibit is incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2014, which exhibit is incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2014, which exhibit is incorporated herein by reference.

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August __, 2014

THE MARYJANE GROUP, INC.

By:	/s/ Joel C. Schneider
Joel C. Schneider
Chief Executive Officer/Chief Financial Officer
Principal Executive Officer
Chief Accounting Officer
28