Form 10-K/A
period 2014-04-30
MaryJane Group, Inc.
filed 2014-08-29
CIK 1554225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

The number of shares outstanding of the registrant’s common stock as of August 27, 2014 was 18,552,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

1

EXPLANATORY NOTE RELATED TO AMENDMENT NO. 1

This Annual Report on Form 10-K/A, Amendment No. 1 (the “Report”) is being filed as an amendment due to the erroneous filing of an incomplete Annual Report on Form 10-K which was filed with the Commission on August 13, 2014 (the “Prior Report”). The Prior Report should be disregarded in its entirety.

2

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

Explanatory Note Regarding the Company

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

Unless otherwise provided in this Annual Report on Form 10-K (the “Report”), all references in this Report to “we,” “us,” “our Company,” “our,” “The MaryJane Group, Inc.,” the “Company,” or the “Registrant” refers to The MaryJane Group, Inc. and its subsidiaries. Unless otherwise indicated in this Report, all references in this Report to the Company’s Board of Directors shall refer to the Board of Directors of The MaryJane Group, Inc. which was reconstituted upon the closing of the aforementioned Securities Exchange Agreements. Following the closing of the aforementioned CGC Acquisition and Mary Jane Group Acquisition, the business of the Company became that of its operating subsidiaries that specialize in lodging and entertainment services surrounding the recreational marijuana industry in Colorado. This Report contains summaries of the material terms of various agreements executed in connection with the acquisitions and related transactions.

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

Mary Jane Entertainment, LLC, organized on May 21, 2013 (“Mary Jane Entertainment”), was formed to provide contracted limousine and party-bus services. Mary Jane Entertainment continues to operate on a limited basis.

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

Bud and Breakfast, LLC, organized on April 10, 2014, was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. The Bud and Breakfast, LLC is our most successful business operation and management’s plan is to focus on this business opportunity and we actively seeking locations to open additional Bud and Breakfasts.

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

Dab City Radio (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Time, LLC, organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane Tours and MaryJane Entertainment. Through Dab City Radio and Mile High Life, we advertised and marketed Mary Jane Tours and the Bud and Breakfast through Internet radio broadcasting and newsprint. As the only BMI and ASCAP-licensed Internet radio station, DabCityRadio.com can legally play mainstream music. When we subsequently became a member of the Colorado Broadcast Association, it boosted our credibility and increased the legitimacy for our business offerings. In November 2013, Mile High Life (under the name Mile High Times) released its first newspaper in print. On June 9, 2014, we terminated the operations of Mile High Times due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. The operations of Dab City Radio were also terminated due to continued losses and our inability to generate enough advertising income to cover its cost of operations.

Neither the Company, nor any of its subsidiaries, have been involved in any bankruptcy, receivership or any similar proceeding, and except for the subject acquisitions set forth herein, has not had or been a party to any material reclassifications, mergers or consolidations since inception.

The Company’s primary SIC code is 7990 – Services; Miscellaneous Amusement and Recreation.

We maintain websites as follows: www.TheMaryJanegrp.com, www.adagiobb.com and www.MaryJaneEntertainment.com.

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

The Company’s glass blowing factory and apparel division are located at 665 E. 70th Avenue, Unit 5, Denver, Colorado. The Company is currently vacating these premises and has located a new facility on which it expects to sign a lease within the next 10 days.

We believe that these premises are adequate and sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS.

Settlement of Litigation

On April 29, 2014, Mile High Times, LLC and Mary Jane Entertainment, LLC, two of our wholly owned subsidiaries and Trans-High Corporation, Inc. d/b/a High Times (“Trans-High”), both desiring to avoid the expense, uncertainty, inconvenience and other burdens of litigating the action, agreed to settle their dispute and entered into a Stipulated Judgment which was filed with the court on that date. The lawsuit was filed by Trans-High in United District Court for the Southern District of New York, Case No. 14 CV 2039 and alleged (i) trademark infringement, (ii) false representations, descriptions and designations of origin, (iii) cyber-squatting and (iv) substantial and related claims for unfair competition and deceptive trade practices all under the Lanham Act, as specifically related to the use of the name of the Company’s publication named “Mile High Times.” As part of the settlement, we agreed to no longer use the name “Mile High Times” for our future publications as well as change the name of the attendant website. We published one issue of our magazine under the name “The Mile High Life,” and thereafter terminated operations of the magazine.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this Annual Report, our Common Stock is quoted on the OTCQB under the symbol “MJMJ.” The market for our Common Stock is limited, volatile and sporadic and the price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of our Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for our shares, and other factors. The following table sets forth the high and low sales prices for each quarter relating to the Company’s Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

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

Issuance of Convertible Promissory Note with Warrant

On August 14, 2014, we issued an 8% Original Issue Convertible Promissory Note in the principal amount of $61,600 (the “Note”) and a Common Stock Purchase Warrants for the purchase of 513,333 shares of our common stock to JDF Capital, Inc. The Note matures on February 13, 2016 and is convertible into shares of the Company’s common stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock for (i) the 20 trading days immediately prior to the Original Issue Date or (ii) the 20 trading days prior to the date of conversion. The five-year Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees to legal counsel of JDF Capital, Inc. and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital.

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

We are a holding company for its nine subsidiaries: Capital Growth Corporation, a Colorado corporation, and Mary Jane Entertainment, LLC, Mile High Life, LLC (inactive), Dab City Radio (inactive), Mary Jane Tours, LLC, Mary Jane Glassworks, LLC, Bud and Breakfast, LLC, Mary Jane Hospitality, LLC (newly formed) and Mary Jane Events, LLC (newly formed), each a Colorado limited liability company.

Liquidity and Capital Resources

We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support its cost structure, none of which can be assured. We believe that we will need approximately $2 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. Our cash balance at April 30, 2014 was $3,431.

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

As of April 30, 2014, our working capital deficit was $134,458, our accumulated deficit was $253,464 and our stockholders’ deficit was $163,528. Operating loss was $237,398 and $15,279 for the years ended April 30, 2014 and 2013, respectively. Our net loss was $238,140 and $15,279 for the years ended April 30, 2014 and 2013, respectively.

On March 18, 2014, we issued an aggregate of $90,000 in 5% Convertible Debentures (the “Debentures”) to two investors. The Debentures are due and payable on or before March 20, 2017, including accrued interest calculated at 5% per annum. The Debentures are convertible into Company Shares at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

On April 7, 2014, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to two investors. The Notes are due and payable on or before April 30, 2015, including accrued interest calculated at 5% per annum. The Notes are convertible into Company Shares at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

Results of Operations

Revenue, net and Gross Profit

Revenue for the year ended April 30, 2014 was $16,234 as compared to $0 for the year ended April 30, 2013. Our revenue during the year ended April 30, 2014 was primarily derived from advertising sales for the Company’s magazine and tour revenue. Our gross profit for the year ended April 30, 2014 was $10,066 compared to $0 gross profit for year ended April 30, 2013.

Operating Expenses

For the year ended April 30, 2014, general and administration costs were $232,586, sales and marketing costs were $5,892 and depreciation expense was $8,986.

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

Cash

For purposes of the Statements of Cash Flows, we consider amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents. Beginning January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had no interest-bearing amounts on deposit in excess of federally insured limits at April 30, 2014 and 2013.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable passed due by more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At April 30, 2014 and 2013, we had no trade accounts receivable.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation. Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred. We use the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3) a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, we calculate the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended April 30, 2014 and 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In accordance with ASC Topic 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

Basic Income (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company of which the Company had none at April 30, 2014 and 2013.

Stock Based Compensation

We recognize compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions. We recognize no stock based compensation during the years ended April 30, 2014 and 2013.

Use of Estimates

Our consolidated financial statements have been prepared in accordance GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended April 30, 2014 and through August 28, 2014 there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted. We do not believe the adoption of any of these accounting pronouncements has had or will have a material impact on our consolidated financial statements.

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

Issuance of Convertible Promissory Note with Warrant

On August 14, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “OID Note”) and a Common Stock Purchase Warrants for the purchase of 513,333 shares of our common stock to JDF Capital, Inc. The Note matures on February 13, 2016 and is convertible into shares of the Company’s common stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees to legal counsel of JDF Capital, Inc. and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital.

Off-Balance Sheet Arrangements

As of April 30, 2014, we had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Maryjane Group Inc. and Subsidiaries

We have audited the accompanying balance sheet of The Maryjane Group Inc. and Subsidiaries as of April 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Maryjane Group Inc. and Subsidiaries as of April 30, 2014 and 2013 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

August 12, 2014

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2014	2013
ASSETS

Current Assets:
Cash	$3,431	$11,346
Prepaid expenses	10,149	—
Employee advances	3,300	—
Total current assets	16,880	11,346

Fixed assets, net of accumulated depreciation of $8,986 and $0, respectively	51,436	—

Other Assets:
Security deposit	10,000	—
Total other assets	10,000	—

Total assets	$78,316	$11,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$75,000	$—
Accounts payable	12,358	—
Bank overdraft	13,757	—
Other current liabilities	50,223	—
Related party loan	—	7,270
Total current liabilities	151,338	7,270

Long-term Liabilities:
Convertible debentures	90,000	—
Other liabilities	506	—
Total long-term liabilities	90,506	—

Total liabilities	241,844	7,270

Commitments and Contingencies

Stockholders’ Deficit:
Common stock - par value $0.001; 75,000,000 shares authorized; 17,860,000 and 9,140,000 shares issued and outstanding, respectively	17,860	9,140
Additional paid in capital	72,076	10,260
Accumulated deficit	(253,464)	(15,324)
Total stockholders’ deficit	(163,528)	4,076

Total liabilities and stockholders’ deficit	$78,316	$11,346

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	April 30,
	2014	2013

Revenue	$16,234	$—

Cost of goods sold	6,168	—

Gross profit	10,066	—

Operating expenses:
General and administration	232,586	15,279
Sales and marketing	5,892	—
Depreciation	8,986	—
Total operating expenses	247,464	15,279

Operating loss	(237,398)	(15,279)

Other income and (expense)
Interest expense	(742)	—
Total other income (expense)	(742)	—

Loss before taxes	(238,140)	(15,279)

Provision for income taxes	—	—

Net loss	$(238,140)	$(15,279)

Loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding	13,729,347	8,022,849

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, April 30, 2012	8,000,000	$8,000	$—	$(45)	$7,955
Issuance of shares pursuant to stock purchase agreement	1,140,000	1,140	10,260	—	11,400
Net loss during development stage	—	—	—	(15,279)	(15,279)

Balance, April 30, 2013	9,140,000	9,140	10,260	(15,324)	4,076

Issuance of shares pursuant to stock purchase agreement	1,220,000	1,220	10,980	—	12,200
Shares issue to acquire Capital Growth Corporation	5,000,000	5,000	—	—	5,000
Shares issue to acquire the Mary Jane group of companies	2,500,000	2,500	43,566	—	46,066
Forgiveness of related party loan	—	—	7,270	—	7,270
Net loss	—	—	—	(238,140)	(238,140)

Balance, April 30, 2014	17,860,000	$17,860	$72,076	$(253,464)	$(163,528)

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238,140)	$(15,279)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Effect of merger and recapitalization pursuant to execution of Security Exchange Agreements	(7,124)	—
Depreciation	8,986	—
Change in operating assets and liabilities:
Prepaid expense	(10,149)	—
Other current assets	(3,300)	—
Accounts payable	12,358	—
Bank overdraft	13,757	—
Other current liabilities	50,224	—
Other long-term liabilities	505	—
Net cash flows used in operating activities	(172,883)	(15,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from acquisitions	5,000	—
Security deposit	(10,000)	—
Purchase of fixed assets	(7,232)	—
Net cash flows used in operating activities	(12,232)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	90,000	—
Proceeds from convertible promissory notes	75,000	—
Proceeds from sale of common stock	12,200	11,400
Proceeds from related party loan	—	7,170
Net cash flows provided by financing activities	177,200	18,570

Increase (decrease) in cash	(7,915)	3,291
Cash, beginning of period	11,346	8,055
Cash, end of period	$3,431	$11,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

Shares issued to acquire the Mary Jane companies	$46,066	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Forgiveness of related party loan	$7,270	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”) was incorporated in Nevada on February 16, 2012 for the purpose of developing online chat systems free of charge. The Company was unable to raise sufficient funds to implement its business plan. As a result of being unable to properly fund and build our business of developing online chart systems, we were considered a “shell company” under the rules of the Commission. On February 26, 2014, Joel Schneider, entered into a share purchase agreement with Lisbeth Guerrero, the Company’s former sole officer and director, pursuant to which he purchased 8,000,000 shares of the Company’s common stock, representing 77.2% of the issued and outstanding shares of the Company’s common stock on that date (the “Share Purchase Agreement”). In connection with the purchase, Ms. Guerrero resigned as sole officer and director and Mr. Schneider became our sole officer and director.

On February 27, 2014, we entered into and closed a Securities Exchange Agreement by and among Company, Capital Growth Corporation, a Colorado corporation (“CGC”), and the shareholders of CGC on February 27, 2014 (the “CGC Acquisition”) and on March 14, 2014, we entered into and closed a Securities Exchange Agreement between the Company and the managing member of Mary Jane Entertainment, LLC, Mile High Times, LLC, Mary Jane Tours, LLC, and Dab City Radio, LLC, each a Colorado limited liability company (referred to individually by name or collectively as the “Mary Jane companies”) (the “Mary Jane companies Acquisition”). As a result, we ceased being a shell company upon the acquisition of the five operating subsidiaries.

Thereafter, the Company changed its name to The MaryJane Group, Inc. Subsequent to completing the CGC and Mary Jane companies Acquisitions, the we formed the following Colorado limited liability corporations as wholly-owned subsidiaries, namely: Mary Jane Glassworks, LLC and Bud and Breakfast, LLC, (both organized on April 10, 2014) and Mary Jane Hospitality, LLC and Mary Jane Events, LLC (both organized on July 22, 2014).

Overview of Operating Businesses

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis friendly lodging and to provide value added services of information and entertainment to the consumers supporting the recreational marijuana industry.

Capital Growth Corporation, organized on February 4, 2014 (“Capital Growth”), was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions. The Company utilizes Capital Growth as a business development company.

Mary Jane Tours, LLC, organized on April 15, 2013 (“Mary Jane Tours”), was formed to provide a unique Colorado marijuana experience at a competitive price to capitalize on the rapidly growing recreational marijuana industry. Currently, Mary Jane Tours operates as a concierge service, whereby we book tours that are conducted by an independent operator. We receive a fluctuating percentage of the gross proceeds of tours book through depending on which type of tour is booked.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Overview of Operating Businesses (continued)

Mary Jane Entertainment, LLC, organized on May 21, 2013 (“Mary Jane Entertainment”), was formed to provide contracted limousine and party-bus services. Mary Jane Entertainment continues to operate on a limited basis.

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

Bud and Breakfast, LLC, organized on April 10, 2014, was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. Our plan is to focus on this business opportunity as we actively seek additional locations.

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

Dab City Radio, LLC (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Time, LLC, (“Mile High Life”) organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane Tours and MaryJane Entertainment. On June 9, 2014, we terminated the operations of Mile High Life due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. The operations of Dab City Radio was also terminated due to continued losses and our inability to generate enough advertising revenue to cover its cost of operations.

Fiscal year end

We elected April 30th as our fiscal year ending date.

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon our ability, among other matters, to establish itself as a profitable business. At April 30, 2014, we had an accumulated deficit of $253,464 and for the year ended April 30, 2014, incurred losses of $238,140.

Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (Continued)

Basis of presentation and going concern uncertainty (continued)

funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, we consider amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents. Beginning January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had no interest-bearing amounts on deposit in excess of federally insured limits at April 30, 2014 and 2013.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable passed due by more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At April 30, 2014 and 2013, we had no trade accounts receivable.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation. Maintenance and repair costs, which do not significantly extend the useful lives of the respective assets, are charged to operating expenses as incurred. We use the straight-line method of depreciation for its property and equipment based on the estimated useful lives of the assets, generally three to five years.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, which requires 1) evidence of an arrangement, 2) delivery of the product or service, 3) a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, we calculate the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the years ended April 30, 2014 and 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized when the rate change is enacted. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In accordance with ASC Topic 740, Income Taxes, we recognize the effect of uncertain income tax positions only if the positions are more likely than not of being sustained in an audit, based on the technical merits of the position. Recognized uncertain income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which those changes in judgment occur. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

Basic Income (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company. Potential common shares totaling 1,497,000 and -0- at April 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Stock Based Compensation

We recognize compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions. We recognize no stock based compensation during the years ended April 30, 2014 and 2013.

Use of Estimates

Our consolidated financial statements have been prepared in accordance GAAP. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended April 30, 2014 and through August 28, 2014 there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted. We do not believe the adoption of any of these accounting pronouncements has had or will have a material impact on our consolidated financial statements.

Reclassifications

Certain 2013 amounts have been reclassified to conform to current year presentation.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2014	2013
Equipment	$16,670	$—
Furniture and fixtures	19,752	—
Vans and party buses	24,000	—
	64,022	—
Less: accumulated depreciation	(8,986)	—
TOTAL PROPERTY AND EQUIPMENT	$51,436	$—

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

On April 7, 2014, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to two investors. The Notes are due and payable on or before April 30, 2015, including accrued interest calculated at 5% per annum. The Notes are convertible into Company Shares at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	April 30,
	2014	2013
Accrued payroll	$24,508	$—
Payroll tax liability	13,290	—
Accrued outside services	11,690	—
Accrued interest expense	236	—
Other current liabilities	499	—
TOTAL OTHER CURRENT LIABILITIES	$50,223	$—

NOTE 6 – 5% CONVERTIBLE DEBENTURES

On March 18, 2014, we issued an aggregate of $90,000 in 5% Convertible Debentures (the “Debentures”) to two investors. The Debentures are due and payable on or before March 20, 2017, including accrued interest calculated at 5% per annum. The Debentures are convertible into Company Shares at $1.00 per share. The proceeds from the sale of these securities were used for general working capital.

NOTE 7 – RELATED PARTIES

As of April 30, 2013, the sole member of the board of director of the Company had advanced us $7,270. On February 27, 2104, as part of the Share Purchase Agreement (see Note 1 for details), the advance was forgiven.

NOTE 8 – CAPITAL STOCK

Common Stock

At April 30, 2014 and 2013, we had 75,000,000 shares of common stock, $0.001 par value authorized (the “Company Shares”), with 17,860,000 and 9,140,000 Company Shares issued and outstanding, respectively.

Common Stock Issuances During Fiscal Year 2014

During May and June 2013, we entered into a Securities Purchase Agreement with multiple investors for the issuance and sale of Company Shares (the “May/June 2013 Private Placement”). The May/June 2013 Private Placement closed on June 21 2013, through which we sold an aggregate of 1,220,000 Company Shares at $0.01 per share, for an aggregate purchase price of $12,200. Company Shares included in the May/June 2013 Private Placement were registered pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 which was deemed effective by the Securities Exchange Commission (“SEC”) on April 12, 2014 (the “April 12, 2014 Form S-1”).

On February 27, 2014, pursuant to the terms of the CGC Acquisition, we acquired 100% of the issued and outstanding shares of CGC and 100% of the issued and outstanding Common Stock Purchase Warrants of CGC (the “CGC Warrants”), in exchange for the issuance of an aggregate of 5,000,000 Company Shares and Common Stock Purchase Warrants for the purchase of an aggregate of 1,497,000 Company Shares (the “Company Warrants”). The Company Shares included 4,502,000 shares to be issued to Mr. Schneider, our sole officer and director. The Company Warrants are exercisable for a term of five years commencing six months from the date of issuance at an exercise price of $1.00 per share.

On March 14, 2014, pursuant to the terms of the Mary Jane companies Acquisition, we agreed to purchase and the managing member of the Mary Jane companies agreed to sell 100% of their issued and outstanding shares or membership interests (the “Mary Jane companies Stock”) in exchange for an aggregate of 2,500,000 Company Shares. In addition, the number of Company Shares to be issued may be increased, but not decreased, one time only on the first year anniversary of the closing of the Mary Jane companies Acquisition, so as to ensure that the value of the Company shares issued in the transaction exceeds $0.40 per share or an aggregate of $1,000,000.

Common Stock Issuances During Fiscal Year 2013

During April 2013, we entered into a Securities Purchase Agreement with multiple investors for the issuance and sale of Company Shares (the “April 2013 Private Placement”). The April 2013 Private Placement closed on April 28, 2013, through which we sold an aggregate of 1,140,000 Company Shares at $0.01 per share, for an aggregate purchase price of $11,400. Company Shares were registered pursuant to the April 12, 2013 Form S-1.

Warrants to Purchase Common Stock of the Company

Under the CGC Acquisition, we acquired 100% of the issued and outstanding Common Stock Purchase Warrants of CGC in exchange for the issuance of Common Stock Purchase Warrants for the purchase of an aggregate of 1,497,000 shares of our Company Shares. These warrants are exercisable for a period of five years commencing six months from the date of issuance at an exercise price of $1.00 per share.

NOTE 8 – CAPITAL STOCK (Continued)

Stock Options

Effective May 9, 2014, we established the MaryJane Group, Inc. 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which 1,000,000 shares of our Company Shares were reserved for issuance upon the exercise of options (“2014 Plan Option(s)”). The 2014 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2014 Plan Options have an exercise period of ten years from the date of issuance. At April 30, 2014, no options were granted under the 2014.

NOTE 9 – INCOME TAXES

At April 30, 2014, we had federal net operating tax loss carry-forward of approximately $253,464. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Tax Years Ended April 30,
	2014		2013
Expected income tax benefit at statutory rate of 34%		$(86,178)		$(5,201)
Change in valuation account		86,178		5,201
Income tax expense (benefit)	$	$-	$	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Tax Years Ended April 30,
	2014		2013
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward		$86,178		$5,210
Less: valuation allowance		(86,178)		(5,210)
Net deferred tax asset	$	$-	$	$-
F-12

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On September 1, 2013, we entered into a Commercial Lease Agreement (the “2013 Lease”) for 4,000 square feet of office and warehouse space expiring November 30, 2018. The base lease rate is $2,699 per month. Rent expense for the year ended April 30, 2014 was $16,194.

On April 1, 2014, we entered into a Commercial Lease Agreement (the “2013 Lease”) for 4,000 square feet of retail and warehouse space expiring November 30, 2018. The base lease rate is $2,950 per month. Rent expense for the year ended April 30, 2014 was $2,950.

As of April 30, 2014, future minimum rental payments are as follows:

Years Ended April 30,
2015	$68,363
2016	70,413
2017	72,526
2018	74,701
2019	41,468
Thereafter	-
TOTAL	$327,471

NOTE 11 – SUBSEQUENT EVENTS

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

On June 27, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with Charles G. Berkowitz wherein Mr. Berkowitz was hired to serve as our Chief Operating Officer for an initial term of three years. The Agreement will be automatically extended on its anniversary date for subsequent one-year terms unless either party gives notice that they intend not to renew at least three months in advance of the automatic renewal date. Mr. Berkowitz will receive a base annual salary of $100,000 through December 31, 2014, $125,000 for calendar year 2015 and $150,000 for the remaining initial term. Mr. Berkowitz will receive a monthly car allowance of not less than $500. Upon execution of the Agreement, Mr. Berkowitz was issued 250,000 shares of our Common Stock and will receive an additional 250,000 shares per month for the subsequent nine months for an aggregate issuance of 2,500,000 shares. Mr. Berkowitz agreed not to compete for a period of two years following the end of his employment.

NOTE 11 – SUBSEQUENT EVENTS (Continued)

Issuances of Shares of Our Common Stock

In May 2014, we issued 10,000 shares of our Common Stock to Helen Strader as additional consideration pursuant to the Lease Agreement for the Adagio Bed and Breakfast.

In May 2014, we issued 2,500 shares of our Common Stock to Joshua Jetton as additional consideration pursuant to an asset purchase agreement under which we acquired a 26-person party bus.

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

Employment Agreements

In May, 2014, the Company entered into an employment agreement with Adam Jeffers to become the Company’s Graphic Designer and Art Coordinator. The Company pays Mr. Jeffers an annual base salary of $35,000 per year. As additional consideration the Company issued 20,000 stock options exercisable at $2.00 per share to Mr. Jeffers pursuant to the Company’s 2014 Equity Incentive Plan.

NOTE 11 – SUBSEQUENT EVENTS (Continued)

Employment Agreements (continued)

In May, 2014, the Company entered into an employment agreement with Mark Gaitan to become the Company’s Manager of our apparel division and General Manager of our factory and warehouse. The Company pays Mr. Gaitan an annual base salary of $50,000 per year. As additional consideration the Company issued 125,000 shares of its Common Stock to Mr. Gaitan.

Suspension and/or Reduction of Operations

In June, 2014, we suspended the operations of its newsmagazine The Mile High Life due to continued losses. As a result of the suspension, the Company laid off all 4 employees of that entity. In June, 2014, we reduced significantly the operations of its radio station Dab City Radio also due to losses. We continues to operate the radio station on a limited basis.

Formation of New Entities

In July, 2014, we formed two new subsidiaries, MaryJane Events, LLC and MaryJane Hospitality, LLC.

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

Issuance of Convertible Promissory Note with Warrant

On August 14, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “OID Note”) and a Common Stock Purchase Warrants for the purchase of 513,333 shares of our common stock to JDF Capital, Inc. The Note matures on February 13, 2016 and is convertible into shares of the Company’s common stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees to legal counsel of JDF Capital, Inc. and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital.

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
26

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

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)		Percent of Ownership

Common Stock	Joel C. Schneider (Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director)	12,502,000		67.38%

Common Stock	Charles G. Berkowitz (Chief Operating Officer)	250,000	(2)	1.35%
Common Stock	All directors and executive officers as a group (2 people):	12,752,000		68.73%

	Name and Address of Shareholders
Common Stock	Jose Ramirez 625 E. 70th Ave. Denver, CO 80229	1,500,000		8.08%
Common Stock	AHB Associates, LLC 28 The Glen Glen Head, NY 11576	1,475,700	(3)	7.95%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them. Applicable percentage of ownership is based on 18,552,500 shares of Common Stock currently outstanding, as adjusted for each shareholder.

(2)	Pursuant to Mr. Berkowitz’ employment agreement, 250,000 shares of Common Stock vest every thirty days up to a total of 2,500,000.

(3)	Does not include 95,000 shares issuable upon conversion of debt in the principal amount of $95,000 or 748,500 shares issuable upon exercise of warrant as neither are convertible or exercisable within 60 days.

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

Audit Fees.  The aggregate amount expected to be billed for professional services rendered by Harris & Gillespie, CPAs, PLLC for the 2014 quarterly reviews and the annual integrated audit for the year ended April 30, 2014 is estimated to be $33,000. We were billed $7,500 for professional services rendered for the annual audit fee for the year ended April 30, 2013 and for quarterly review of our financial statements for 2012, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  The aggregate amount expected to be billed for tax return preparation for the year ended April 30, 2014 rendered by Tannenbaum & Associates is approximately $3,000.  We were billed $0 for tax return preparation for the year ended April 30, 2013.

All Other Fees.  We incurred no other fees for the 2014 and 2013 fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
2.1	February 24, 2014	Securities Exchange Agreement by and among Pladeo Corp., Capital Growth Corporation and the Shareholders of Capital Growth Corporation(2)
2.2	March 14, 2014	Securities Exchange Agreement by and between Pladeo Corp. and the Principal Shareholders of Mary Jane Entertainment, LLC, Mile High Times, LLC, Dab City Radio and Mary Jane Tours, LLC(3)
3.1	February 16, 2012	Articles of Incorporation(1)
3.2	n/a	Bylaws(1)
3.3	March 24, 2014	Certificate of Amendment to Articles of Incorporation (to change name to The MaryJane Group, Inc.*
10.3	March 14, 2014	Employment Agreement between Capital Growth Corporation and Joel C. Schneider(3)
10.4	March 14, 2014	Employment Agreement between Capital Growth Corporation and Jose Ramirez(3)
10.5	March 14, 2014	Employment Agreement between Capital Growth Corporation and LaRon Bradford(3)
10.6		Lease between MaryJane Entertainment LLC and Washington Commerce Center, LLC dated August 8, 2013(3)
10.7	March 20, 2014	Securities Purchase Agreement, form of(3)
10.8	March 20, 2014	Convertible Debenture, form of(3)
10.9	n/a	Insider Trading Policy(3)
10.10	June 8, 2014	Resignation of Jose Ramirez(4)
10.11	June 27, 2014	Executive Employment Agreement with Charles G. Berkowitz(5)
10.12	July 21, 2014	University Office Building Lease*
14.00	n/a	2014 Code of Business Conduct and Ethics, form of(3)
14.01	n/a	2014 Code of Business Ethics for Financial Executives, form of(3)
14.01	n/a	2011 Code of Business Ethics for Financial Executives, form of(3)
21.00	August 29, 2014	Subsidiaries of the Registrant*
31.1	August 29, 2014	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	August 29, 2014	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document†

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Commission on July 17, 2012, which exhibit is incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on March 17, 2014, as amended, which exhibit is incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2014, which exhibit is incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2014, which exhibit is incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2014, which exhibit is incorporated herein by reference.

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 29, 2014

THE MARYJANE GROUP, INC.

By:	/s/ Joel C. Schneider
Joel C. Schneider
Chief Executive Officer/Chief Financial Officer
Principal Executive Officer
Chief Accounting Officer

