Form 10-Q
period 2014-07-31
MaryJane Group, Inc.
filed 2014-09-15
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

☐	Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-55031
(Commission File No.)

THE MARYJANE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1039235
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

910 16th Street, Suite 412, Denver, CO 80202	(303) 835-8603
(Address of principal executive offices)	(Registrant’s Telephone Number)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of September 12, 2014 was 18,992,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and services; addressing certain markets; and evaluating additional products and services for subsequent sales. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our financial statements and related notes included elsewhere in this quarterly report. This quarterly report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this quarterly report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

Other factors that could cause actual results to differ materially include without limitation:

●	our ability to continue to finance our business;

●	an inability to arrange debt or equity financing;

●	the impact of new technologies on our services and our competition;

●	adverse changes in laws or rules or regulations of governmental agencies;

●	interruptions or cancellation of existing contracts;

●	impact of competitive services and pricing;

●	continued availability of adequate skilled labor at the current prices;

●	the ability of management to execute plans and motivate personnel in the execution of those plans;

●	the presence of competitors with greater financial resources;

●	our ability to maintain our current pricing model and/or decrease our cost of sales;

●	the adoption of new, or changes in, accounting principles; and

●	the costs inherent with complying with new statutes and regulations applicable to publicly reporting companies, such as the Sarbanes-Oxley Act of 2002.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

2

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
INDEX

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,
	2014	April 30,
	(unaudited)	2014
ASSETS
Current Assets:
Cash	$5,614	$3,431
Accounts receivable	11,529	—
Prepaid expenses	586,458	10,149
Employee advances	1,913	3,300
Total current assets	605,514	16,880

Fixed assets, net of accumulated depreciation of $3,465 and $8,986, respectively	16,689	51,436

Other Assets:
Security deposit	17,500	10,000
Total other assets	17,500	10,000
Total assets	$639,703	$78,316

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Convertible notes payable, net of debt discount of $201,046 and $0, respectively	$105,954	$75,000
Accounts payable	20,964	12,358
Bank overdraft	—	13,757
Other current liabilities	105,882	50,223
Total current liabilities	232,800	151,338

Long-term Liabilities:
Convertible debentures	90,000	90,000
Other liabilities	1,640	506
Total long-term liabilities	91,640	90,506
Total liabilities	324,440	241,844

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock - par value $0.001; 75,000,000 shares authorized; 18,787,0000 and 17,860,000 shares issued and outstanding, respectively	18,787	17,860
Additional paid in capital	1,127,625	72,076
Accumulated deficit	(831,149)	(253,464)
Total stockholders’ equity (deficit)	315,263	(163,528)
Total liabilities and stockholders’ equity (deficit)	$639,703	$78,316

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2014	2013

Revenue	$112,939	$—

Cost of goods sold	87,097	—

Gross profit	25,842	—

Operating expenses:
General and administration	481,460	10,315
Sales and marketing	7,117	—
Depreciation	1,008	—
Total operating expenses	489,585	10,315

Operating loss	(463,743)	(10,315)

Other income and (expense)
Miscellaneous income	2,595	—
Interest expense	(64,395)	—
Disposal of fixed assets	(52,142)	—
Total other income (expense)	(113,942)	—

Loss before taxes	(577,685)	(10,315)

Provision for income taxes	—	—

Net loss	$(577,685)	$(10,315)

Loss per share, basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding	18,380,021	10,132,609

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577,685)	$(10,315)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	1,008	—
Amortization of prepaid expenses	107,292	—
Amortization of debt discount	58,930	—
Write off of non-cash consulting costs	81,250	—
Disposal of fixed assets	52,142	—
Change in operating assets and liabilities:
Accounts receivable	(11,529)	—
Other current assets	8,536	—
Accounts payable	10,106	—
Bank overdraft	(13,757)	—
Other current liabilities	55,659	1,750
Other long-term liabilities	1,134	—
Net cash flows used in operating activities	(226,914)	(8,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(7,500)	—
Purchase of fixed assets	(403)	—
Net cash flows used investing activities	(7,903)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	232,000	—
Proceeds from sale of common stock	5,000	12,200
Net cash flows provided by financing activities	237,000	12,200

Increase in cash	2,183	3,635
Cash, beginning of period	3,431	11,346
Cash, end of period	$5,614	$14,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion feature for convertible notes	$259,976	$—

Shares issued with employment agreements	$618,750	$—

Shares issued for services	$172,750	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), has nine wholly-owned subsidiaries as listed below:

Date of Organization or Incorporation

Mary Jane Tours, LLC	April 15, 2013
Mary Jane Entertainment, LLC	May 21, 2013
Mile High Times, LLC	October 13, 2013
Capital Growth Corporation	February 4, 2014
Dab City Radio, LLC	February 16, 2014
Mary Jane Glassworks, LLC	April 10, 2014
Bud and Breakfast, LLC	April 10, 2014
Mary Jane Hospitality, LLC	July 22, 2014
Mary Jane Events, LLC	July 22, 2014

Unless the context otherwise requires, the Company and the above listed wholly-owned subsidiaries collectively are sometimes referred to as “our Company,” “we,” “our,” or “us.”

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

Change in Officers

On June 8, 2014, Jose Ramirez, our Chief Operating Officer, tendered his 60-day resignation. We accepted his resignation as Chief Operating Officer and the Board of Directors requested that the resignation take effect immediately rather than in 60 days to allow the Board of Directors to immediately commence a search for his replacement. Mr. Ramirez remained as a member of the Board of Directors until he was removed on July 14, 2014.

On June 27, 2014, we entered into an Executive Employment Agreement (the “Agreement”) with Charles G. Berkowitz wherein Mr. Berkowitz was hired to serve as our Chief Operating Officer for an initial term of three years. The Agreement could have been automatically extended on its anniversary date for subsequent one-year terms unless either party gave notice that they intended not to renew at least three months in advance of the automatic renewal date. Mr. Berkowitz was to receive a base annual salary of $100,000 through December 31, 2014, $125,000 for calendar year 2015 and $150,000 for the remaining initial term. Mr. Berkowitz was to receive a monthly car allowance of not less than $500. Upon execution of the Agreement, Mr. Berkowitz was issued 250,000 shares of our common stock and was to receive an additional 250,000 shares per month for the subsequent nine months for an aggregate issuance of 2,500,000 shares. Mr. Berkowitz agreed not

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to compete for a period of two years following the end of his employment. On August 29, 2014, our board of directors terminated the Agreement for cause retroactive to August 4, 2014.

Employment Agreements

In May 2014, we entered into an employment agreement with Mark Gaitan to become the Manager of our apparel division and General Manager of our factory and warehouse. We pay Mr. Gaitan an annual base salary of $50,000 per year. As additional consideration, we issued 125,000 shares of our common stock to Mr. Gaitan.

In May 2014, we entered into an employment agreement with Adam Jeffers to become our Graphic Designer and Art Coordinator. We pay Mr. Jeffers an annual base salary of $35,000 per year. The employment agreement called for the issuance to Mr. Jeffers of 20,000 stock options exercisable at $2.00 per share pursuant to our 2014 Equity Incentive Plan (the “Stock Options”) as additional compensation.

Office Lease

On July 21, 2014, we relocated our principal office, and that of our subsidiaries, to 910 Sixteenth Street, Suite 412, Denver, Colorado 80202 when we entered into a three-year lease. We lease 1,126 square feet of office space under the lease which expires on July 31, 2017. The monthly lease amount through July 31, 2015 is $1,505; thereafter, it increases to $1,600 and $1,700 on August 1, 2015 and 2016, respectively. The lease permits a one-time extension for a two-year period with the lease amount being increased to $1,800 and $1,900, respectively.

Bed and Breakfast Lease

On April 9, 2014 we entered into a one year lease with the owner of the Adagio Vista Bed and Breakfast (“Adagio”), located at 1430 Race Street, Denver, Colorado (“Lease”). The Lease commenced April 10, 2014 and expires April 9, 2015. The monthly rent is $9,000 per month, plus 2 1/2% of the monthly gross lodging revenue. As additional consideration, we agreed to issue the owner of the Adagio 10,000 shares of our common stock. Pursuant to the terms of the Lease, we were granted the exclusive option to purchase the Adagio for $1,500,000.

Fiscal year end

We elected April 30th as our fiscal year ending date.

Going concern uncertainty

At July 31, 2014, we had an accumulated deficit of $831,149 and for the three months ended July 31, 2014 and the year ended April 30, 2014, we incurred losses of $577,685 and $238,140, respectively. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of The MaryJane Group, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at April 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended April 30, 2014 as filed with the SEC on August 29, 2014.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, we calculate the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis; consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended July 31, 2014 or the year ended April 30, 2014.

Basic Income (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options and warrants to purchase common stock of the Company. Potential common shares totaling 20,806,500 and -0- at July 31, 2014 and 2013, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended April 30, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2014	April 30, 2014
Furniture and fixtures	$20,154	$19,752
Vans and party buses	—	24,000
Equipment	—	16,670
	20,154	64,022
Less: accumulated depreciation	(3,465)	(8,986)
TOTAL PROPERTY AND EQUIPMENT	$16,689	$51,436

Depreciation expense for the three months ended July 31, 2014 and 2013 was $1,008 and $0, respectively.

 NOTE 4 – CONVERTIBLE PROMISSORY NOTES

In May and June 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes to an entity (the “May/June 2014 Notes”). The May/June 2014 Notes bear interest at 10% per annum and are due twelve months from the date of issue and are convertible into shares of our common stock at $1.00 per share. The beneficial conversion feature (“BCF”) of the May/June 2014 Notes was determined to be its full value. At July 31, 2014, $36,826 was reported as debt discount and $12,150 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 2, 2014, pursuant to a Convertible Promissory Note issued on April 30, 2014 (the “April 2014 Note”), we received $50,000 from an entity. The April 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our common stock at $2.00 per share. The BCF for the April 2014 Note was determined to be its full value. At July 31, 2014, $37,671 was reported as debt discount and $12,329 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 21, 2014 we issued a $50,000 Convertible Promissory Note (the “May 2014 Note”) and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $50,000. The May 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our common stock at $2.00 per share. The three-year Common Stock Purchase Warrant is exercisable at $1.50 per share. The BCF for the May 2014 Note was determined to be its full value. At July 31, 2014, $41,096 was reported as debt discount and $8,904 was recorded as interest expense on the accompanying condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 10, 2014, we issued a $36,000 Convertible Promissory Note (the “July 2014 Note”), 125,000 shares of our common stock and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $36,000. The July 2014 Note converts into shares of our common stock at 80% of the current market price subject to a minimum conversion price of $0.25 per share and a maximum conversion price of $1.50 per share. The three-year Common Stock Purchase Warrant is exercisable at $0.75 per share. The BCF for the July 2014 Note was determined to be its full value. At July 31, 2014, $33,929 was reported as debt discount and $2,071 was recorded as interest expense on the accompanying condensed consolidated financial statements.

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	July 31, 2014	April 30, 2014
Payroll tax liability	$54,423	$13,290
Accrued payroll	40,596	24,508
Other current liabilities	6,296	499
Accrued interest expense	4,567	236
Accrued outside services	—	11,690
TOTAL OTHER CURRENT LIABILITIES	$105,882	$50,223

NOTE 6 – CAPITAL STOCK

Common Stock

At July 31, April 30, 2014, we had 75,000,000 shares of common stock, $0.001 par value authorized (the “Company Shares”), with 18,787,000 and 17,860,000 Company Shares issued and outstanding, respectively.

Common Stock Issuances During the Three Months Ended July 31, 2014

●	Pursuant to an employment agreement with Mark Gaitan as described in NOTE 1, we issued Mr. Gaitan 125,000 shares of our common stock having a fair market value on the date of issuance of $406,250.

●	Pursuant to an employment agreement with Charles Berkowitz as described in NOTE 1, we issued Mr. Berkowitz 250,000 shares of our common stock having a fair market value on the date of issuance of $212,250.

●	Pursuant to the terms of a consulting agreement, we issued 25,000 shares of our common stock, having a fair market value on the date of issuance of $81,250, to an individual.

●	Pursuant to the terms of a lease agreement for the Adagio Bed and Breakfast, we issued 10,000 shares of our common stock, having a fair market value on the date of issuance of $75,000, to the property owner as additional consideration.

●	Pursuant to the terms of an asset purchase agreement, we issued 2,000 shares of our common stock, having a fair market value on the date of issuance of $15,000, to an individual.

●	Pursuant to the terms of a verbal agreement with a vender, we issued 15,000 shares of our common stock in settlement of $1,500 in outstanding accounts payable.

●	We issued an aggregate of 500,000 shares of our common stock to two entities and two individuals for an aggregate purchase price of $5,000.
11

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuances During the Three Months Ended July 31, 2013

During May and June 2013, we entered into Securities Purchase Agreements with multiple investors for the issuance and sale of our common stock (the “May/June 2013 Private Placement”). The May/June 2013 Private Placement closed on June 21, 2013, through which we sold an aggregate of 1,220,000 shares of our common stock at $0.01 per share, for an aggregate purchase price of $12,200. Shares of our common stock included in the May/June 2013 Private Placement was registered pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, which was deemed effective by the SEC on April 12, 2014 (the “April 12, 2014 Form S-1”).

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of warrants to purchase shares of our Common Stock (“Warrant(s)”). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Three Months Ended July 31, 2014

On May 21, 2014, we issued an aggregate of 62,500 Warrants in connection with the issuance of convertible promissory notes (the “May 2014 Warrants”) (see NOTE 4). The May 2014 Warrants have an exercisable term of 3 years and are exercisable at $1.50. The fair value of the May 2014 Warrants of $106,096 was determined by using the Black-Scholes Model on the date of the grant. The relative fair value of the May 2014 Warrants of $33,984 was determined by using the relative fair value calculation method on the date of the grant. Because the BCF for the convertible promissory note associated with the May 2014 Warrants was fully valued, the relative fair value of the May 2014 Warrants was not considered in determining the debt discount for this convertible promissory note.

On July 10, 2014, we issued an aggregate of 125,000 Warrants in connection with the issuance of convertible promissory notes (the “July 2014 Warrants”) (see NOTE 4). The July 2014 Warrants have an exercisable term of 3 years and are exercisable at $0.75. The fair value of the July 2014 Warrants of $48,989 was determined by using the Black-Scholes Model on the date of the grant. The relative fair value of the July 2014 Warrants of $20,751 was determined by using the relative fair value calculation method on the date of the grant. Because the BCF for the convertible promissory note associated with the July 2014 Warrants was fully valued, the relative fair value of the July 2014 Warrants was not considered in determining the debt discount for this convertible promissory note.

Warrant Activity during the Three Months Ended July 31, 2013

During the three months ended July 31, 2013, we did not issue any Warrants.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options to Purchase Common Stock of the Company

Effective May 9, 2014, we established the MaryJane Group, Inc. 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which 1,000,000 shares of our Company Shares were reserved for issuance upon the exercise of options (“2014 Plan Option(s)”). The 2014 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2014 Plan Options have an exercise period of ten years from the date of issuance. At July 31, 2014, no options were granted under the 2014 Plan.

NOTE 7 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for the fiscal year ended April 30, 2015 as a result of the losses recorded during the three months ended July 31, 2014 and the additional losses expected for the remainder of fiscal year ended April 30, 2015 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of July 31, 2014, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Convertible Promissory Note with Warrant

On August 14, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “OID Note”) and a Common Stock Purchase Warrant for the purchase of 513,333 shares of our common stock to an entity (the “OID Warrant”). The OID Note matures on February 13, 2016 and is convertible into shares of our common stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of our common stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital.

Amended Employment Agreement-Adam Jeffers

On August 21, 2014, we entered into an Amended Employment Agreement with Adam Jeffers, our Graphic Designer and Art Coordinator, pursuant to which we cancelled the obligation to grant 20,000 stock options to Mr. Jeffers per his original employment agreement dated May 28, 2014, and in exchange we immediately issued Mr. Jeffers 40,000 shares of our common stock.

Employment Agreement-Tyson Broyles

On August 21, 2014, we entered into an employment agreement with Tyson Broyles to become our Comptroller (the “Broyles Agreement”). We pay Mr. Broyles an annual base salary of $40,000 per year. As additional consideration, we agreed to issue Mr. Broyles an aggregate of Five Hundred Thousand (500,000) shares of our common stock, subject to quarterly issuances. The first 125,000 shares were issued concurrent

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

 f/k/a PLADEO CORP.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with the signing of the Broyles Agreement; thereafter, Mr. Broyles will be issued 125,000 shares on each of September 30, 2014, December 31, 2014 and March 31, 2015. In the event Mr. Broyles resigns or is terminated for cause during the first nine months of the Agreement, only those shares issued to him at the time of termination shall be deemed duly issued to and owned by Mr. Broyles.

Termination of Employment Agreement-Charles Gabriel Berkowitz

On August 29, 2014, our Board of Directors terminated our Chief Operating Officer, Charles Gabriel Berkowitz, for cause retroactive to August 4, 2014.

Lease-Mountain Vista Bed and Breakfast

On September 4, 2014, we entered into a one year lease with the owners of the Mountain Vista Bed and Breakfast, located at 358 Lagoon Lane, Silverthorne Colorado (the “Mountain Vista Lease”). The Lease commences October 1, 2014 and expires September 30, 2015. The monthly rent is $3,500 per month, plus 2% of the monthly Gross Lodging Sales. As additional consideration, we agreed to issue the owners of the Mountain Vista 10,000 shares of our common stock. Pursuant to the terms of the Lease, we were granted the exclusive option to purchase the Mountain Vista at the market value of the premises determined by a commercial appraisal on the option date.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was incorporated in Nevada on February 16, 2012 for the purpose of developing online chat systems free of charge. The Company was unable to raise sufficient funds to implement its business plan. On February 26, 2014, Joel Schneider entered into a share purchase agreement with Lisbeth Guerrero, the Company’s former sole officer and director, pursuant to which he purchased 8,000,000 shares of the Company’s common stock, representing 77.2% of the issued and outstanding shares of the Company’s common stock on that date. In connection with the purchase, Ms. Guerrero resigned as sole officer and director and Mr. Schneider became our sole officer and director.

As a result of being unable to properly fund and build our business of developing online chat systems, we were considered a “shell company” under the rules of the Securities and Exchange Commission (the “Commission”). On February 27, 2014, we entered into and closed the CGC Exchange Agreement and on March 14, 2014, we entered into and closed the Mary Jane Group Exchange Agreement. As a result, we (i) closed a transaction to acquire CGC (Capital Growth Corporation), (ii) closed a transaction to acquire the MaryJane Group, (iii) ceased being a shell company upon the acquisition of these operating subsidiaries, and (iv) experienced a change in control in which Mr. Schneider and the former shareholders of CGC, and the shareholders of the MaryJane Group acquired control of the Company.

Unless otherwise provided in this Quarterly Report on Form 10-Q (the “Report”), all references in this Report to “we,” “us,” “our Company,” “our,” “The MaryJane Group, Inc.” the “Company,” or the “Registrant” refers to The MaryJane Group, Inc. and its subsidiaries. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our newly-acquired wholly owned subsidiaries mentioned herein.

Overview of Operating Businesses

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our operating subsidiaries, as outlined herein, were formed for the purpose of providing cannabis friendly lodging and to provide value added services of information and entertainment to the consumers supporting the recreational marijuana industry.

We are a holding company for ten subsidiaries: Capital Growth Corporation, a Colorado corporation, Mary Jane Entertainment, LLC, Mary Jane Tours, LLC, Mary Jane Glassworks, LLC, Bud and Breakfast, LLC Mile High Life, LLC (inactive), Dab City Radio (inactive), MaryJane Hospitality, LLC (newly formed), Mary Jane Events, LLC (newly formed), and MaryJane Design, LLC (newly formed) each a Colorado limited liability company.

Capital Growth Corporation, organized on February 4, 2014 (“Capital Growth”), was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions and the Company does not intend to in the future. The Company utilizes Capital Growth as a business development company.

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

Mary Jane Glassworks, LLC, organized on April 10, 2014, was formed to manufacture American-made glass pipes, bubblers, bongs and other glass products used for the consumption of marijuana and production of marijuana byproducts. We initially began operations of Mary Jane Glassworks as a full glass blowing factory, wherein we manufactured the products described above. However, as a result of continued losses, we streamlined this business to a sandblasting operation whereby we purchase manufactured glass products like jars, mugs, glasses etc. and either put our logo or private label these items to be sold in our facilities or the facility of our private label customers.

Bud and Breakfast, LLC, organized on April 10, 2014, was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. The Bud and Breakfast, LLC is our most successful business operation and management’s plan is to focus on this business opportunity. We are actively seeking locations to open additional Bud and Breakfasts. To that end, on September 4, 2014, we entered into a one year lease (“Lease”) with the owners of the Mountain Vista Bed and Breakfast, located at 358 Lagoon Lane, Silverthorne Colorado. The Lease commences October 1, 2014 and expires September 30, 2014. The monthly rent is $3,500 per month, plus 2% of the monthly gross lodging sales. As additional consideration, the Company agreed to issue the owners of the Mountain Vista 10,000 shares of its common stock. Lastly, pursuant to the Lease the Company was granted the exclusive option to purchase the Mountain Vista at the market value of the premises determined by a commercial appraisal on the option exercise date.

MaryJane Hospitality, LLC, organized on July 22, 2014, was formed to seek additional lodging and hospitality businesses that are not only located within the State of Colorado, but in other jurisdictions as recreational marijuana becomes legal in other states throughout the United States.

MaryJane Events, LLC, organized on July 22, 2014, was formed for the purposes of planning private and corporate events focused upon, but not limited to the recreational/medicinal marijuana industry.

MaryJane Designs, LLC, organized on July 22, 2014, was formed to be our apparel division, it operates similar to the current operations of Mary Jane Glassworks, in that we either create our own designs or contract manufacture private label apparel for dispensaries, head shops, and other businesses both within and outside the cannabis industry.

Dab City Radio (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Times, LLC, organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane

Tours and Mary Jane Entertainment. Through Dab City Radio and Mile High Life, we advertised and marketed Mary Jane Tours and the Bud and Breakfast through Internet radio broadcasting and newsprint. In November 2013, Mile High Life (under the name Mile High Times) released its first newspaper in print. On June 9, 2014, we terminated the operations of Mile High Times due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. The operations of Dab City Radio were also terminated due to continued losses and our inability to generate enough advertising income to cover its cost of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2014 COMPARED TO THE THREE MONTHS ENDED

JULY 31, 2013

NET REVENUES - Net revenues for the three months ended July 31, 2014 increased by $112,939 or approximately 100% from $0 in the comparable period in 2013. During the quarter ended July 31, 2014 our revenues increased month over month.

COST OF SALES - Cost of goods sold for the three months ended July 31, 2014 increased by $87,097 or 100% from $0 in the comparable period in 2013. Resulting in a gross profit of $25,842 for the three months ended July 31, 2014. Our gross profit was impacted by sales of glass and newspaper ads both of which were operating at negative gross profit margins and further impacted by honoring room rates priced by the previous operator.

GENERAL AND ADMINISTRATIVE - General and administrative costs for the three months ended July 31, 2014 increased by $471,145 to $481,460 from $10,315 in the comparable period in 2013. This increase is directly attributable to the commencement of operations in 2014 as well as the costs associated with the issuance of common stock to employees, consultants and venders.

DEPRECIATION - Depreciation for the three months ended July 31, 2014 was $1,008 compared to $0 for the comparable period in 2013.

INTEREST, NET OF INTEREST INCOME - Interest expense for the three months ended July 31, 2014 was $64,395 compared to $0 in the comparable period in 2013.

NET LOSS – Net loss for the three months ended July 31, 2014 was $577,685 compared to a net loss of $10,315 for the comparable period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. Management believes that we will need approximately $2 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of July 31, 2014, we had approximately $5,614 on deposit.

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

As of July 31, 2014, our working capital was $372,714, our accumulated deficit was $831,149, and our stockholders’ equity was $315,263. Operating loss was $577,685 for the quarter ended July 31, 2014.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the “1934 Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are not effective to ensure that all material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there-under.

Based upon this evaluation the Certifying Officer has concluded that the following material weaknesses in our disclosure controls and procedures existed as of the end of the period covered by this quarterly report:

●	Lack of reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of July 31, 2014, the Company’s internal control over financial reporting is not effective based on those criteria. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report. Further, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time be involved in various threatened or actual legal proceedings which the company will vigorously defend. The litigation process is inherently uncertain, and it is possible that the outcome of such matters may result in a material adverse effect on the financial condition and/or results of operations of the Company. In the opinion of the management, matters currently pending or threatened against the Company are not expected to result in a material adverse effect on our financial position or result of operations.

ITEM 1A – RISK FACTORS

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included IN or referred to in this Report, before purchasing shares of our Common Stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our Common Stock could decline and investors in our Common Stock could lose all or part of their investment.

WE FACE RISKS IN THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND THE ABILITY TO BRING THEM TO MARKET. WE ALSO FACE RISKS THAT WE MAY LOSE SOME OR ALLOF OUR MARKET SHARE IN OUR EXISTING BUSINESSES TO COMPETITION, OR THE RISK THAT OUR BUSINESS MODEL MAY BECOME OBSOLETE. THE FOLLOWING RISKS ARE MATERIAL RISKS THAT WE FACE. IF ANY OF THESE RISKS OCCUR, OUR BUSINESS, OUR ABILITY TO ACHIEVE REVENUES, OUR OPERATING RESULTS AND OUR FINANCIAL CONDITION COULD BE SERIOUSLY HARMED. WE ARE ENGAGED IN THE MARKETING, ADVERTISING AND PROMOTION OF ENTERTAINMENT AND RELATED ACTIVITIES PRIMARILY DESIGNED TO MEET THE NEEDS OF THE RECREATIONAL MARIJUANA TOURISM MARKET IN THE STATE OF COLORADO.

Risk Factors Related to the Business of the Company

We have a no operating history and no historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of operations.  We may not successfully address all of the risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock, resulting in a loss to shareholders.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. We were incorporated in Nevada in 2012 and our operating subsidiaries have not conducted any significant or meaningful operations.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, the inability to employ or retain talent, inadequate sales and marketing, and regulatory concerns.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce, curtail, or discontinue operations.  No assurance can be given that we can or will ever be successful in our operations or that we will operate profitably.

Our proposed market has no history and we are unable to predict the size of our projected customer base.

On January 1, 2014, the State of Colorado legalized the use of recreational marijuana for residents and tourists visiting the state. As the recreational marijuana industry is new, we are unable to predict the size of our projected customer base and are unable to predict if the projected customer base will occupy our Bud and Breakfast lodgings or purchase our products and services or if our occupancy rate and purchase of our products and services will be strong enough to support and grow our operations. If we are unable to attract enough guests to our Bud and Breakfast lodgings or customers for our products and services in the recreational marijuana industry, we may be forced to reduce, curtail, or discontinue operations.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations, or shut down completely.

To date, we have relied on funding from a small group of individual investors in order to fund our operations.  We have limited cash and capital resources.   Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, locating and retaining talent, and competing market developments.  Our business model requires that we spend money (primarily on advertising and marketing) in order to generate revenue.  Based on our current financial situation, we may have difficulty continuing our operations at our current level, or at all, if we do not raise additional financing in the near future.  Additionally, we intend to continue to acquire assets and operating businesses, which acquisitions will likely require additional cash.  Although we currently have no specific plans or arrangements for acquisitions or financing, we intend to raise funds through private placements, public offerings or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce, curtail, or discontinue operations.  There is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Because we may face intense competition, we may not be able to operate profitably in our markets.

We believe that the market for the products and services that we offer is highly competitive.  The competition will most likely increase as more states permit the use of recreational marijuana. The increased competition may hinder our ability to successfully market our products and services.  We may not have the resources or expertise to compete successfully in the future.  We expect to face future competition from existing competitors and new market entrants. Some of our competitors will have greater resources than we do.  As a result, these competitors may be able to:

●	Develop and expand their product and service offerings more rapidly;

●	Adapt to new or emerging changes in customer requirements more quickly;

●	Take advantage of acquisitions and other opportunities more readily; and

●	Devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can offer.

If no additional states allow the recreational use of marijuana, or if one or more states that currently allow it reverse their position, we may not be able to continue our growth, or the market for our products and services may decline.

Currently, 23 states and the District of Columbia allow the use of medicinal cannabis.  Only two states currently allow the use of recreational marijuana. We anticipate that other states will have proposals to adopt recreational marijuana use in upcoming elections. There can be no assurance that the number of states that allow the use of recreational marijuana will increase, and if it does not, there can be no assurance that the existing states and/or the District of Columbia won’t reverse their position and disallow it.  If either of these events occur, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, primarily including Joel Schneider, our Chief Executive Officer. In addition, our technical experts and sales and marketing personnel will be critical to growing our business.  We will attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  We currently employ management from companies we recently acquired. Our inability to retain employees and attract and retain sufficient additional employees could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own approximately 65.8% of our outstanding common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our securities.  Because they control our common stock, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our Company.

We may not be able to effectively manage our growth and operations which could materially and adversely affect our business.

We have, and may in the future, experience rapid growth and development in a relatively short period of time.  The effective management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel.  We intend to use outsourced resources and hire additional personnel in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of your investment.

Our business activities, while believed to be compliant with applicable state laws, are illegal under federal law because they violate the Federal Controlled Substances Act.  If we are closed by law enforcement authorities, it will materially and adversely affect our business.

The medicinal cannabis industry, currently being conducted in the 23 states and the District of Columbia, are operating under laws passed that either decriminalize or legalize the medicinal use of cannabis.  However, under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal.

We believe that our activities in the recreational cannabis industry, currently only conducted in Colorado, are compliant with all applicable state laws; however, are illegal because they violate the Federal Controlled Substances Act.

The federal, and in some cases state, law enforcement authorities have frequently closed down dispensaries and recreational marijuana growing facilities. To the extent that any of these growing facilities are closed, it will negatively affect our revenue, and accordingly we will have fewer customers and thus it would have a material negative affect on our business and operations.

Because our business activities are illegal under the Federal Controlled Substances Act, we may be deemed to be engaging in illegal activities on a federal level.  As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal.  As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, for engaging in criminal activities.  As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment.  Such an action would have a material negative effect on our business and operations.

In the states where medicinal and/or recreational marijuana is permitted, local laws and regulations could adversely affect the growers and distributors of marijuana, including causing some of them to close, which would materially and adversely affect our business.

Even in areas where the medicinal and/or recreational use of cannabis is legal under state law, there are also local laws and regulations that affect our clients.  For example, in some cities or counties, a medical cannabis dispensary is prohibited from being located within a certain distance from schools or churches.  As recreational marijuana is a new industry, local laws and regulations effecting the growing, distribution and sale of recreational marijuana may cause some of our customers to close, impacting our revenue and having a material effect on our business and operations.  In addition, the enforcement of identical rules or regulations as it pertains to use of recreational marijuana may vary from municipality to municipality, or city to city.

Our websites are visible in jurisdictions where medicinal use of cannabis is not permitted, and as a result we may be found to be violating the laws of those jurisdictions.

Internet websites are visible by people everywhere, not just in jurisdictions where the activities described therein are considered legal.  As a result, we may face legal action from a state or other jurisdiction against us for engaging in activity illegal in that state or jurisdiction.

Our industry is experiencing rapid growth and consolidation that may cause competition to intensify.

The cannabis industry is undergoing rapid growth and substantial change.   This has resulted in increasing competition with companies that have greater resources than the Company. Increased competition could force us to expend greater resources to meet new or additional competitive threats, which could harm our operating results.

Because we are in the cannabis industry, we have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we engaged in activities supporting the recreational cannabis industry.  Thus far, we have been successful in finding such policies: however, it is at a cost that is higher than other businesses.  There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us.  If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

We anticipate incurring operating losses and negative cash flows in the foreseeable future resulting in uncertainty of future profitability and limitation on our operations.

We anticipate that we will continue to incur operating losses and negative cash flows in the foreseeable future and will accumulate increasing deficits as we increase our expenditures for (i) infrastructure, (ii) sales and marketing, (iii) tangible assets, (iv) personnel, and (v) general operating expenses. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. In the event that we are unable to achieve profitability or raise sufficient funding to cover our losses, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our products and services, commercialization efforts or acquisition strategy.

We will have to make significant monetary investments in order to offer our products and services. We expect to use the revenue we generate to fund a portion of the costs for establishing and expanding our sales and marketing infrastructure and for future business development. However, we will need additional funding for these purposes and may be unable to raise capital when needed or on attractive terms which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

As of July 31, 2014, we had $5,614 of cash. We believe that our existing cash, along with generated revenues from services we offer, will not be sufficient to enable us to fund our operating expenses and capital expenditure requirements for the next twelve months. To the extent this capital is insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

We intend to raise additional funds by issuing equity securities and our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If additional financing is not available when required, or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

The commercial success of our products and services will depend upon the degree of market acceptance by recreational marijuana consumers.

Any products and services that we bring to the recreational marijuana market may not gain market acceptance by consumers we target. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not be profitable.

We may not be able to build our brand awareness and successfully market our products.

Development and awareness of our brand will depend largely upon our success in increasing our customer base of recreational marijuana patrons. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to significantly increase our marketing and advertising budgets particularly in our field sales force. If we are unable to economically promote or maintain our brand, our business, results of operations and financial condition could be severely harmed.

Our business may be affected by unfavorable publicity or lack of customer acceptance.

We are highly dependent upon acceptance of our Bud and Breakfasts and other products and services we offer by recreational marijuana users. Consumer acceptance of our Bud and Breakfasts and other products and services could be significantly influenced by scientific research or findings, national media attention and other publicity about use of marijuana. Future scientific research or publicity could be unfavorable to our industry. A future research report, or publicity that is perceived by recreational marijuana users as less than favorable, could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, could have a material adverse effect on our business, reputation, financial condition or results of operations.

Our success is dependent on market acceptance.

Our Bud and Breakfast lodgings and other products and services may not achieve sufficient market acceptance to allow us to become profitable. To be successful, we must develop and market products and services that are widely accepted at profitable prices. A failure to develop acceptable products and services will adversely affect our revenues and ability to achieve profitability.

Our success depends on how efficiently we respond to changing consumer preferences and demand.

Our success depends, in part, on our ability to anticipate and respond to changing consumer trends and preferences. We may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively impact our sales and the opinion of customers. The success of our products and services depends upon a number of factors, including our ability to:

●	accurately anticipate customer needs;

●	innovate and develop new products and services;

●	successfully commercialize new products and services in a timely manner;

●	competitively price our products and services in the market; and

●	differentiate our product offerings from those of our competitors.

If we do not introduce new products and services, make enhancements to our existing products and services, or meet the demands of customers we target, our business, results of operations and financial condition could be materially and adversely affected.

Any failure to adequately expand a direct sales force will impede our growth.

We expect to be substantially dependent on a direct sales force to attract new recreational marijuana consumers and to manage customer relationships. We plan to expand our direct sales force and believe that there is significant competition for qualified, productive direct sales personnel with advanced sales skills. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. Recent hires and planned hires may not become as productive as expected and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. While there presently exists a high rate of unemployment, if we are unable to hire and develop sufficient numbers of productive sales personnel our business prospects could suffer.

If we are unable to attract, hire and retain qualified sales and management personnel, the commercial opportunity for our products and services may be diminished.

Currently, our sales force consists of 2 full-time sales representatives. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain and grow a qualified sales force, our ability to independently market and promote our products may be impaired. In such an event, we would likely need to establish collaboration, co-promotion, distribution or other similar arrangement to market and sell our products. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products and services.

If we fail to attract and retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team. The loss of the services of any one or more of the members of our executive management team could delay or prevent the successful completion of some of our development and commercialization objectives.

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may also be employed by companies and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, therefore, that there may not be material fluctuations between our estimates and the actual results.

The current global economic downturn or recession may negatively affect our business.

The current global economic downturn or recession could negatively affect our sales because many consumers consider the purchase of our products and services as discretionary. We cannot predict the timing or duration of the economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If the market for our products and services significantly deteriorates due to the economic situation, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to the Company’s Common Stock

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the Commission’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment.  Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock thereby reducing a shareholder’s ability to resell shares of our common stock.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

There is currently a limited public trading market for our common stock and there is no assurance that a more active trading market will ever develop. As such, you may have to hold your shares for an extended period of time before you are able to sell them, if at all.

Our shares are considered “penny stocks” which imposes additional sales practice requirements on broker/dealers; as such many broker/dealers may not want to make a market in our shares which could affect your ability to sell your shares in the future.

Our shares are considered “penny stocks” covered by section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which imposes additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).  Since our shares are covered by section 15(g) of the Securities Exchange Act of 1934, many broker/dealers may not want to make a market in our shares or conduct any transactions in our shares.  As such, your ability to dispose of your shares may be adversely affected.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 18,992,000 shares of common stock outstanding, 2,860,000 shares are freely tradable without restriction by stockholders who are not our affiliates. The remaining 16,132,000 shares of common stock are “restricted securities” with an aggregate of 12,502,000 shares held by our affiliates, all of which shares may be resold in the public market only when, and if, registered pursuant to an exemption from registration, or pursuant to the applicable requirements of Rule 144.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Securities analysts may not cover our common stock and this may have a negative impact on the market price of our common stock.

The future trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts who downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We are likely to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations and expect to continue to finance our operations and future acquisitions by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights. In the event that we are not successful, we may be forced to seek the protection of the bankruptcy laws.

A significant business announcement by us or our competitors may cause fluctuations in our stock price.

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of sales of our products and services;

●	the development of new products and services by us or our competitors;

●	regulatory actions with respect to our products and services or those of our competitors; and

●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Insiders have substantial control over the outstanding shares of the Company’s common stock and could delay or prevent a change in corporate control, including a transaction in which the combined Company’s stockholders could sell or exchange their shares for a premium.

Our directors and executive officers beneficially own an aggregate of approximately 65.8% of our outstanding shares of common stock. As a result, our directors and executive officers, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons acting together will have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

●	delaying, deferring or preventing a change in control;

●	impeding a merger, consolidation, takeover or other business combination; or

●	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

●	period-to-period fluctuations in financial results;

●	issues in providing products and services;

●	the loss of key employees;

●	regulatory changes;

●	failure of any of our products and services to achieve commercial success; and

●	future sales of our common stock.

Moreover, stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Our management will be devoting substantial time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Commission, impose various requirements on public companies with respect to corporate governance practices.  Moreover, these rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require us to incur substantial accounting and related expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our financial reporting could be unreliable and misinformation could be disseminated to the public.

Any failure to develop or maintain effective internal control over financial reporting or difficulties encountered in implementing or improving our internal control over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Ineffective internal controls also could cause our stockholders and potential investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the Commission or other regulatory authorities or to stockholder class action securities litigation.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May and June 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes to an entity (the “May/June 2014 Notes”). The May/June 2014 Notes bear interest at 10% per annum and are due twelve months from the date of issue and are convertible into shares of our common stock at $1.00 per share.

On May 2, 2014, pursuant to a Convertible Promissory Note issued on April 30, 2014 (the “April 2014 Note”), we received $50,000 from an entity. The April 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our common stock at $2.00 per share.

On May 21, 2014 we issued a $50,000 Convertible Promissory Note (the “May 2014 Note”) and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $50,000. The May 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our common stock at $2.00 per share. The three-year Common Stock Purchase Warrant is exercisable at $1.50 per share.

On July 10, 2014, we issued a $36,000 Convertible Promissory Note (the “July 2014 Note”), 125,000 shares of our common stock and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $36,000. The July 2014 Note converts into shares of our common stock at 80% of the current market price subject to a minimum conversion price of $0.25 per share and a maximum conversion price of $1.50 per share. The three-year Common Stock Purchase Warrant is exercisable at $0.75 per share.

Common Stock Issuances During the Three Months Ended July 31, 2014

●	Pursuant to an employment agreement with Mark Gaitan, we issued Mr. Gaitan 125,000 shares of our common stock having a fair market value on the date of issuance of $406,250.

●	Pursuant to an employment agreement with Charles Berkowitz, we issued Mr. Berkowitz 250,000 shares of our common stock having a fair market value on the date of issuance of $212,250.

●	Pursuant to the terms of a consulting agreement we issued 25,000 shares of our common stock, having a fair market value on the date of issuance of $81,250 to an individual.

●	Pursuant to the terms of a lease agreement for the Adagio Bed and Breakfast, we issued 10,000 shares of our common stock, having a fair market value on the date of issuance of $75,000, to the property owner as additional consideration.

●	Pursuant to the terms of an asset purchase agreement, we issued 2,000 shares of our common stock, having a fair market value on the date of issuance of $15,000, to an individual.

●	Pursuant to the terms of a verbal agreement with a vender, we issue 15,000 shares of our common stock in settlement of $1,500 in outstanding accounts payable.

●	We issued an aggregate of 500,000 shares of our common stock to two entities and two individuals for an aggregate purchase price of $5,000.

Warrant Activity during the Three Months Ended July 31, 2014

On May 21, 2014, we issued an aggregate of 62,500 Warrants in connection with the issuance of convertible promissory notes (the “May 2014 Warrants”). The May 2014 Warrants have an exercisable term of 3 years and are exercisable at $1.50.

On July 10, 2014, we issued an aggregate of 125,000 Warrants in connection with the issuance of convertible promissory notes (the “July 2014 Warrants”). The July 2014 Warrants have an exercisable term of 3 years and are exercisable at $0.75.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	September 15, 2014	Certification of Chief Executive Officer of Periodic Report pursuant to Rule13a-14a and Rule 14d-14(a)*
31.2	September 15, 2014	Certification of Chief Financial Officer of Periodic Report pursuant to Rule13a-14a and Rule 14d-14(a)*
32.1	September 15, 2014	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
101.INS	n/a	XBRL Instance Document*†
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*†
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*†
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*†
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*†
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*†

*	Filed herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 15, 2014

THE MARYJANE GROUP, INC.

By:	/s/ Joel Schneider
Joel Schneider
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)

