Form 10-Q
period 2014-10-31
MaryJane Group, Inc.
filed 2014-12-11
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File No. 000-55031

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of Common Stock as of December 11, 2014 was 20,967,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our services and planned future products and product candidates; address certain markets; and evaluate additional product candidates for subsequent sales. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of an ongoing contractual dispute in connection with our accounts receivable factoring arrangement, levels of business activity, performance, or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Management’s Discussion and Analysis (“MD&A”) should be read together with our financial statements and related notes included elsewhere in this quarterly report. This quarterly report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this quarterly report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

Other factors that could cause actual results to differ materially include without limitation:

●	our ability to continue to finance our business;

●	an inability to arrange debt or equity financing;

●	adverse changes in laws or rules or regulations of governmental agencies;

●	interruptions or cancellation of existing contracts;

●	impact of competitive services and pricing;

●	the ability of management to execute plans and motivate personnel in the execution of those plans;

●	the presence of competitors with greater financial resources;

●	our ability to maintain our current pricing model and/or decrease our cost of sales;

●	the adoption of new, or changes in, accounting principles;

●	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

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

2

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
INDEX

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	April 30,
	(unaudited)	2014
ASSETS
Current Assets:
Cash	$26,587	$3,431
Accounts receivable	11,092	—
Prepaid expenses	361,265	10,149
Employee advances	1,838	3,300
Total current assets	400,782	16,880

Fixed assets, net (Note 3)	18,001	51,436
Security deposits	24,500	10,000
Total assets	$443,283	$78,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $182,222 and $0, respectively	$177,278	$75,000
Accounts payable	31,740	12,358
Bank overdraft	—	13,757
Other current liabilities (Note 4)	170,906	50,223
Total current liabilities	379,924	151,338

Long-term Liabilities:
Convertible notes payable, net of debt discount of $111,536 and $0, respectively	10,064	—
Convertible debentures	90,000	90,000
Accrued interest	3,989	506
Total long-term liabilities	104,053	90,506
Total liabilities	483,977	241,844

Commitments and Contingencies

Stockholders’ Deficit:
Common stock - par value $0.001; 75,000,000 shares authorized; 19,382,000 and 17,860,000 shares issued and outstanding, respectively	19,382	17,860
Additional paid in capital	1,893,230	72,076
Accumulated deficit	(1,953,306)	(253,464)
Total stockholders’ deficit	(40,694)	(163,528)
Total liabilities and stockholders’ equity (deficit)	$443,283	$78,316

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenue	$164,293	$—	$277,232	$—

Cost of revenue	94,152	—	181,249	—

Gross profit	70,141	—	95,983	—

Operating expenses:
General and administration	1,091,394	3,661	1,572,854	12,226
Sales and marketing	2,515	—	9,632	—
Depreciation	1,007	—	2,015	—
Total operating expenses	1,094,916	3,661	1,584,501	12,226

Operating loss	(1,024,775)	(3,661)	(1,488,518)	(12,226)

Other income (expense)
Miscellaneous income	13,324	—	15,919	—
Interest expense	(90,106)	—	(154,501)	—
Loan closing costs	(20,600)	—	(20,600)	—
Disposal of fixed assets	—	—	(52,142)	—
Total other income (expense)	(97,382)	—	(211,324)	—

Loss before taxes	(1,122,157)	(3,661)	(1,699,842)	(12,226)

Provision for income taxes	—	—	—	—

Net loss	$(1,122,157)	$(3,661)	$(1,699,842)	$(12,226)

Loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.16)	$(0.00)

Weighted average number of shares outstanding	19,096,727	18,761,391	10,360,000	10,246,303

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,699,842)	$(12,226)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	2,015	—
Amortization of prepaid expenses	911,352	—
Amortization of debt discount	140,318	—
Write off of non-cash consulting costs	94,650	—
Disposal of fixed assets	52,142	—
Change in operating assets and liabilities:
Accounts receivable	(11,092)	—
Other current assets	8,445	(10,000)
Accounts payable	20,882	—
Bank overdraft	(13,757)	—
Other current liabilities	120,683	1,286
Other long-term liabilities	3,483	—
Net cash flows used in operating activities	(370,721)	(20,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(14,500)	—
Purchase of fixed assets	(2,723)	—
Net cash flows used investing activities	(17,223)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	411,100	—
Proceeds from sale of common stock	—	12,200
Net cash flows provided by financing activities	411,100	12,200

Increase (decrease) in cash	23,156	(8,740)
Cash, beginning of period	3,431	11,346
Cash, end of period	$26,587	$2,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion feature for convertible notes	$434,076	$—

Shares issued with employment agreements	$1,162,025	$—

Shares issued for services	$111,800	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), had ten wholly-owned subsidiaries at October 31, 2014, as listed below:

Date of Organization or Incorporation

Mary Jane Tours, LLC	April 15, 2013
Mary Jane Entertainment, LLC	May 21, 2013
Mile High Times, LLC	October 13, 2013
Capital Growth Corporation	February 4, 2014
Dab City Radio, LLC	February 16, 2014
Mary Jane Glassworks, LLC	April 10, 2014
Bud and Breakfast, LLC	April 10, 2014
Mary Jane Hospitality, LLC	July 22, 2014
Mary Jane Events, LLC	July 22, 2014
Mary Jane Designs, LLC	August 28, 2014

On November 21, 2014, the following entities were dissolved; (i) Mary Jane Tours, LLC; (ii) Mile High Times, LLC; (iii) Dab City Radio, LLC; and (iv) Mary Jane Glassworks, LLC.

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

NOTE 1 – THE COMPANY (Continued)

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

Significant Employment Agreements

In May 2014, we entered into an employment agreement with Mark Gaitan to become the Manager of our apparel division and General Manager of our factory and warehouse. We pay Mr. Gaitan an annual base salary of $50,000 per year. As additional consideration, we issued 125,000 shares of our common stock to Mr. Gaitan. On October 24, 2014, Mr. Gaitan’s employment with the Company was terminated.

On August 21, 2014, we entered into an employment agreement with Tyson Broyles to become our Comptroller (the “Broyles Agreement”). We pay Mr. Broyles an annual base salary of $40,000 per year. As additional consideration, we agreed to issue Mr. Broyles an aggregate of Five Hundred Thousand (500,000) shares of our common stock, subject to quarterly issuances. The first 125,000 shares were issued concurrent with the signing of the Broyles Agreement; thereafter, Mr. Broyles was issued 125,000 shares effective September 30, 2014, and will be issued 125,000 on December 31, 2014 and March 31, 2015. In the event Mr. Broyles resigns or is terminated for cause during the first nine months of the Agreement, only those shares issued to him at the time of termination shall be deemed duly issued to and owned by Mr. Broyles.

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

Bed and Breakfast Lease

On April 9, 2014 we entered into a one year lease with the owner of the Adagio Bed and Breakfast (the “Adagio”), located at 1430 Race Street, Denver, Colorado (“Lease”). The Lease commenced April 10, 2014 and expires April 9, 2015. The monthly rent is $9,000 per month, plus 2 1/2% of the monthly gross lodging revenue. As additional consideration, we agreed to issue the owner of the Adagio 10,000 shares of our Common Stock. Pursuant to the terms of the Lease, we were granted the exclusive option to purchase the Adagio for $1,500,000.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY (Continued)

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

Going concern uncertainty

At October 31, 2014, we had an accumulated deficit of $1,953,484 and for the six months ended October 31, 2014, we incurred losses of $1,700,020. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of The MaryJane Group, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at April 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended April 30, 2014 as filed with the SEC on August 29, 2014.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, we calculate the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis; consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet date, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three and six months ended October 31, 2014 or the year ended April 30, 2014.

Basic Loss Per Share

We calculate earnings (loss) per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of convertible debt instruments and warrants to purchase Common Stock of the Company and have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K for the year ended April 30, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2014	April 30, 2014
Furniture and fixtures	$20,154	$19,752
Leasehold improvements	2,320	—
Vans and party buses	—	24,000
Equipment	—	16,670
	22,474	64,022
Less: accumulated depreciation	(4,473)	(8,986)
TOTAL PROPERTY AND EQUIPMENT	$18,001	$51,436
10

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FIXED ASSETS (Continued)

Depreciation expense for the three and six months ended October 31, 2014 was $1,007 and $2,015, respectively. We incurred no depreciation expense during the three and six months ended October 31, 2013.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

In May and June 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes to an entity (the “May/June 2014 Notes”). The May/June 2014 Notes bear interest at 10% per annum and are due twelve months from the date of issue and are convertible into shares of our Common Stock at $1.00 per share. The beneficial conversion feature (“BCF”) of the May/June 2014 Notes was determined to be $48,976. At October 31, 2014, $24,581 was reported as debt discount and $24,395 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 2, 2014, pursuant to a Convertible Promissory Note issued on April 30, 2014 (the “April 2014 Note”), we received $50,000 from an entity. The April 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our Common Stock at $2.00 per share. The BCF for the April 2014 Note was determined to be its full value. At October 31, 2014, $25,171 was reported as debt discount and $24,829 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 21, 2014 we issued a $50,000 Convertible Promissory Note (the “May 2014 Note”) and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $50,000. The May 2014 Note bears interest at 8% per annum and is due twelve months from the date of issue and is convertible into shares of our common stock at $2.00 per share. The three-year Common Stock Purchase Warrant is exercisable at $1.50 per share. The BCF for the May 2014 Note was determined to be its full value. At October 31, 2014, $28,596 was reported as debt discount and $21,404 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On July 10, 2014, we issued a $36,000 Convertible Promissory Note (the “July 2014 Note”), 125,000 shares of our Common Stock and a Common Stock Purchase Warrant for the purchase of 125,000 shares of our common stock to an entity for an aggregate of $36,000. The July 2014 Note converts into shares of our common stock at 80% of the current market price subject to a minimum conversion price of $0.25 per share and a maximum conversion price of $1.50 per share. The three-year Common Stock Purchase Warrant is exercisable at $0.75 per share. The BCF for the July 2014 Note was determined to be its full value. At October 31, 2014, $24,929 was reported as debt discount and $11,071 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On September 12, 2014, we issued two 8% Convertible Redeemable Notes each in the amount of $52,500 for an aggregate principal amount of $105,000 (the “First September 2014 Note” and “Second September 2014 Note”). On September 17, 2013 we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000 under the First September 2014 Note. The First September 2014 Note mature on September 15, 2015 and is convertible into our common stock at a 43% discount of the lowest trading price for the 18 days prior to conversion. The Second September 2014 Note ($45,000 after the payment of $2,500 in legal fees and $5,000 in finder’s fee) is expected to be funded within the next 180 days. On September 15, 2014, the lender issued a

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES (Continued)

promissory note (the “Lender’s Note”) in favor of the Company in the principal amount $52,500 with net cash proceeds to us of $45,000 (after the payment of $2,500 in legal fees and $5,000 in finder’s fee). The Lender’s Note will remain in force until such time as the Second September 2014 Note is fund, at which time the Lender’s Note will be canceled. The BCF for the First September 2014 Note was determined to be its full value. At October 31, 2014, $46,171 was reported as debt discount and $6,329 was recorded as interest expense on the accompanying condensed consolidated financial statements.

NOTE 5 – LONG-TERM LIABILITIES

On August 13, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “August Note”) and a Common Stock Purchase Warrant for the purchase of 513,333 shares of our Common Stock to an entity (the “OID Warrant”). The August Note matures on February 13, 2016 and is convertible into shares of our common stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of our common stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital. The BCF for the August Note was determined to be its full value. At October 31, 2014, $52,800 was reported as debt discount and $8,800 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On October 22, 2015, we issued a 10% Secured Convertible Promissory Note in the principal amount of $225,000 (the “October Note”). The October Note is convertible into our Common Stock at $0.25 per share subject to adjustments. The October Note is to be funded in four tranches, the first tranche of $50,000, net of $5,000 in legal fees and the original issue discount of $5,000 was funded on October 22, 2014, and was immediately deemed eligible for conversion. The remaining three tranches in the amount of $50,000 (net of the original issue discount of $5,000) are expected to be funded in the next 180 days and will be deemed eligible conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four warrants to purchase shares of our Common Stock (“Warrant(s)”) (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrant #s 2, 3 and 4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	October 31, 2014	April 30, 2014
Payroll tax liability	$110,247	$13,290
Accrued lodging taxes	39,602	—
Accrued interest expense	10,936	236
Accrued payroll	8,333	24,508
Other current liabilities	1,788	499
Accrued outside services	—	11,690
TOTAL OTHER CURRENT LIABILITIES	$170,906	$50,223
12

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK

Common Stock

At October 31 and April 30, 2014, we had 75,000,000 shares of common stock, $0.001 par value authorized (the “Company Shares”), with 19,382,000 and 17,860,000 Company Shares issued and outstanding, respectively.

Common Stock Issuances During the Six Months Ended October 31, 2014

●	Pursuant to an employment agreement with Charles Berkowitz as described in NOTE 1, we issued Mr. Berkowitz 250,000 shares of our Common Stock having a fair market value on the date of issuance of $212,500.

●	Pursuant to an employment agreement with Mark Gaitan as described in NOTE 1, we issued Mr. Gaitan 125,000 shares of our Common Stock having a fair market value on the date of issuance of $406,250.

●	Pursuant to an employment agreement with Tyson Broyles as described in NOTE 1, we issued Mr. Broyles 125,000 shares of our Common Stock having a fair market value on the date of issuance of $61,250.

●	Pursuant to employment agreements with certain other individuals, we issued an aggregate of 145,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $473,400.

●	Pursuant to the terms of consulting agreements with certain individuals and/or entities, we issued an aggregate of 185,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $117,650.

●	Pursuant to the terms of a lease agreement for the Adagio Bed and Breakfast, we issued 10,000 shares of our Common Stock, having a fair market value on the date of issuance of $75,000, to the property owner as additional consideration.

●	Pursuant to the terms of a lease agreement for the Mountain Vista Bed and Breakfast, we issued 10,000 shares of our Common Stock, having a fair market value on the date of issuance of $2,300, to the property owner as additional consideration.

●	Pursuant to the terms of an asset purchase agreement, we issued 2,000 shares of our Common Stock, having a fair market value on the date of issuance of $15,000, to an individual.

●	Pursuant to the terms of a verbal agreement for legal services, we issued an aggregate of 30,000 shares of our Common Stock, having a fair market value on the date of issuance of $10,000, to an individual.

●	Pursuant to the terms of a verbal agreement with a vender, we issued 15,000 shares of our Common Stock in settlement of $1,500 in outstanding accounts payable.

●	We issued an aggregate of 500,000 shares of our Common Stock to two entities and two individuals for an aggregate purchase price of $5,000.

Common Stock Issuances During the Six Months Ended October 31, 2013

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

NOTE 7 – CAPITAL STOCK (Continued)

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrant(s). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Six Months Ended October 31, 2014

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

On August 13, 2014, we issued an aggregate of 513,333 Warrants in connection with the issuance of convertible promissory notes (the “August 2014 Warrants”) (see NOTE 5). The August 2014 Warrants have an exercisable term of 5 years and are exercisable at $0.132. The fair value of the August 2014 Warrants of $105,383 was determined by using the Black-Scholes Model on the date of the grant. The relative fair value of the August 2014 Warrants of $38,876 was determined by using the relative fair value calculation method on the date of the grant. Because the BCF for the convertible promissory note associated with the August 2014 Warrants was fully valued, the relative fair value of the August 2014 Warrants was not considered in determining the debt discount for this convertible promissory note.

On October 22, 2014, we issued four Warrants (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our common stock. Warrant #s 2, 3 and 4 are for an amount determined by dividing $27,500 by the our common stock’s market price on the date corresponding with the second, third and fourth funding, in connection with the issuance of convertible promissory notes (the “October 2014 Warrants”) (see NOTE 5). The October 2014 Warrants have an exercisable term of 5 years and are exercisable as defined above in this paragraph. The fair value of the Warrant #1 of $22,378 was determined by using the Black-Scholes Model on the date of the grant. The relative fair value of the Warrant #1 of $16,299 was determined by using the relative fair value calculation method on the date of the grant. Because the BCF for the convertible promissory note associated with the October 2014 Warrants was fully valued, the relative fair value of the October 2014 Warrants was not considered in determining the debt discount for this convertible promissory note.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Six Months Ended October 31, 2013

During the six months ended October 31, 2013, we did not issue any Warrants.

Options to Purchase Common Stock of the Company

Effective May 9, 2014, we established the MaryJane Group, Inc. 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which 1,000,000 shares of our Company Stock were reserved for issuance upon the exercise of options (“2014 Plan Option(s)”). The 2014 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2014 Plan Options have an exercise period of ten years from the date of issuance. At October 31, 2014, no options were granted under the 2014 Plan.

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for the fiscal year ended April 30, 2015 as a result of the losses recorded during the six months ended October 31, 2014 and the additional losses expected for the remainder of fiscal year ended April 30, 2015 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of October 31, 2014, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 9 – SUBSEQUENT EVENTS

On November 6, 2014, we issued shares of our Common Stock pursuant to the terms of employment agreements as follows: (i) 125,000 shares to Tyson Broyles due to him on September 30, 2014; (ii) 500,000 shares to Lisa Schneider (Ms. Schneider is the wife of our chief executive officer and chief financial officer Joel Schneider.); (iii) 500,000 shares to Brett Schneider for consulting services for the period commencing November 1, 2014 through March 15, 2015 (Brett Schneider is the son of our chief executive officer and chief financial officer Joel Schneider); (iv) 210,000 shares to certain employees pursuant to the terms of employment agreements; and (v) 5,000 shares to an individual as partial consideration for photography work performed on behalf of the Company

On November 21, 2014, the following whole-owned subsidiaries were dissolved; (i) Mary Jane Tours, LLC; (ii) Mile High Times, LLC; (iii) Dab City Radio, LLC; and (iv) Mary Jane Glassworks, LLC.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On November 24, 2014, we amended an aggregate of $86,000 of Convertible Notes originally issued to TJC Trading, LLC. The original notes were issued on May 15, 2014 ($50,000) and July 10, 2014 ($36,000). The amendment reduces the conversion rate from $1.00 to the lesser of $.10 or 45% discount to the market price of our Common Stock. In connection with this amendment the Company agreed to issue 400,000 restricted shares of its Common Stock to TJC Trading, LLC, simultaneously TJC returned 50,000 shares of free trading shares that were previously issued to them.

On November 26, 2014, we issued an 8% Convertible Note in the principal amount of $50,000. The 8% Convertible Note matures on August 26, 2015 and is convertible into our shares of Common Stock at a 45% discount to the market price of our Common Stock. “Market Price” as defined in the 8% Convertible Note means the average lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees. The proceeds from the sale of the 8% Convertible Note are being used as working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2014, including the audited consolidated financial statements and notes included therein as of and for the year ended April 30, 2014. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Report, the terms “we,” “us,” “our,” “our Company,” or “The Mary Jane Group,” refers to The MaryJane Group, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned operating subsidiaries listed below.

We maintain a website at www.themaryjanegrp.com and our Common Stock trades on the OTCQB under the symbol “MJMJ.”

Overview of Operating Businesses

We were incorporated in Nevada on February 16, 2012 under the name of Pladeo Corp. for the purpose of developing online chat systems free of charge. Through a series of transactions in the first quarter of 2014, we changed our focus to provide lodging and hospitality services to the recreational marijuana industry and changed our name to The MaryJane Group, Inc.

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our operating subsidiaries outlined below were formed for the purpose of providing cannabis-friendly lodging and to provide value added services of information and entertainment to consumers supporting the recreational marijuana industry. Currently, the following states and jurisdictions allowing the use of recreational marijuana are Colorado, Washington, Oregon, Alaska and Washington, D.C.

Current Operations

Capital Growth Corporation, organized on February 4, 2014 as a Colorado corporation (“Capital Growth”), was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions and we do not intend to do so in the future. Going forward, we intend to use Capital Growth as a business development company.

Mary Jane Entertainment, LLC, organized on May 21, 2013 as a Colorado limited liability company (“Mary Jane Entertainment”), was formed to provide contracted limousine and party-bus services. Currently, Mary Jane Entertainment is operating on a limited basis as a concierge service. In July 2014, we moved the operations of Mary Jane Tours, LLC, a Colorado limited liability company providing unique cannabis-related tours, into Mary Jane Entertainment and we dissolved Mary Jane Tours, LLC.

Bud and Breakfast, LLC, organized on April 10, 2014 as a Colorado limited liability company (“Bud and Breakfast”), was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. This is our most successful business operation and we plan to focus a majority of our efforts pursuing and developing this opportunity. We are actively seeking additional locations to expand our line of lodging. To that end, on September 4, 2014, we entered into a one year lease (“Lease”) with the owners of the Mountain Vista Bed and Breakfast, located at 358 Lagoon Lane, Silverthorne Colorado. The Lease commenced on October 1, 2014 and expires September 30, 2014. The monthly rent is $3,500 per month, plus 2% of the monthly gross lodging sales. As additional consideration, we issued the owners of the Mountain Vista 10,000 shares of our Common Stock. Lastly, pursuant to the Lease, we were granted the exclusive option to purchase the

Mountain Vista at the market value of the premises determined by a commercial appraisal on the option exercise date.

MaryJane Hospitality, LLC, organized on July 22, 2014 as Colorado limited liability company, was formed to seek additional lodging and hospitality businesses that are not only located within the State of Colorado, but in other jurisdictions as recreational marijuana becomes legal in other states. Currently, the following states and jurisdictions allowing the use of recreational marijuana are Colorado, Washington, Oregon, Alaska and Washington, D.C.

MaryJane Events, LLC, organized on July 22, 2014 as a Colorado limited liability company, was formed for the purpose of planning private and corporate events focused upon, but not limited to, the recreational/medicinal marijuana industry.

MaryJane Designs, LLC, organized on August 28, 2014 as a Colorado limited liability company (“Mary Jane Designs”) was formed to operate our apparel division that creates clothing items with our logo to be sold at our lodging facilities. In July, 2014, we folded the sandblasting operations of Mary Jane Glassworks, LLC, a Colorado limited liability company formed for the purpose of providing hand-blown glass products used in the recreational marijuana industry, into Mary Jane Designs, and we dissolved Mary Jane Glassworks, LLC in November 2014.

Former Operations

Dab City Radio (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Times, LLC, organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane Tours and Mary Jane Entertainment. Through Dab City Radio and Mile High Life, we advertised and marketed Mary Jane Tours and the Bud and Breakfast through Internet radio broadcasting and newsprint. In November 2013, Mile High Life (under the name Mile High Times) released its first newspaper in print. On June 9, 2014, we terminated the operations of Mile High Times due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. We dissolved Mile High Life, LLC in November 2014.The operations of Dab City Radio were also terminated due to continued losses and our inability to generate enough advertising income to cover the cost of operations. We dissolved Dab City Radio in November, 2014.

Events Occurring During Third Quarter 2014

On November 24, 2014, we amended an aggregate of $86,000 of Convertible Notes originally issued to TJC Trading, LLC. The original notes were issued on May 15, 2014 ($50,000) and July 10, 2014 ($36,000). The amendment reduces the conversion rate from $1.00 to the lesser of $.10 or 45% discount to the market price of our Common Stock. In connection with this amendment the Company agreed to issue 400,000 restricted shares of its Common Stock to TJC Trading, LLC, simultaneously TJC returned 50,000 shares of free trading shares that were previously issued to them.

On November 26, 2014, we issued an 8% Convertible Note in the principal amount of $50,000. The 8% Convertible Note matures on August 26, 2015 and is convertible into our shares of Common Stock at a 45% discount to the market price of our Common Stock. “Market Price” as defined in the 8% Convertible Note means the average lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees. The proceeds from the sale of the 8% Convertible Note are being used as working capital.

Results of Operations

Three months ended October 31, 2014 compared to three months ended October 31, 2013

Net Revenue

Net revenue for the three months ended October 31, 2014 totaled $164,293 compared to $0 in the comparable period in 2013. During the quarter ended October 31, 2014, our net revenue increased month over month. Our net revenue increased $51,354 from net revenue of $112,939 during the quarter ended July 31, 2014, representing growth of 45%. These increases are primarily a result of revenue from our bed and breakfast operations.

Cost of Goods Revenue

Cost of revenue for the three months ended October 31, 2014 totaled $94,152 compared to $0 in the comparable period in 2013. Our cost of revenue increased by $7,055 from cost of revenue of $87,097 during the quarter ended July 31, 2014. Cost of revenue as a percentage of sales for the three months ended October 31, 2014 was 57% compared to 77% for the three months ended July 31, 2014. This improvement is a result of the elimination of glassware and advertising activity which negatively impacted the quarter ended July 31, 2014.

General and Administrative

General and administrative costs for the three months ended October 31, 2014 increased by $1,087,733 to $1,091,394 from $3,661 in the comparable period in 2013. This increase is directly attributable to the commencement of operations in 2014 and costs associated with the issuance of shares of our Common Stock to employees, consultants and vendors totaling approximately $1,005,000.

Sales and Marketing

Sales and marketing costs for the three months ended October 31, 2014 were $2,515 compared to $0 for the comparable period in 2013.

Depreciation

Depreciation expense for the three months ended October 31, 2014 was $1,007 compared to $0 for the comparable period in 2013.

Other Income (Expense)

Other expense for the three months ended October 31, 2014 was $97,382 compared to $0 for the comparable period in 2013, primarily a result of interest expense associated with our debt funding.

Net Loss

Net loss for the three months ended October 31, 2014 was $1,122,157 compared to $3,661 for the comparable period in 2013.

Six months ended October 31, 2014 compared to six months ended October 31, 2013

Net Revenue

Net revenue for the six months ended October 31, 2014 totaled $277,232 compared to $0 in the comparable period in 2013. During the six months ended October 31, 2014, our net revenue increased month over month. These increases are primarily a result of revenue from our bed and breakfast operations.

Cost of Goods Revenue

Cost of revenue for the six months ended October 31, 2014 totaled $181,249 compared to $0 in the comparable period in 2013. Cost of revenue as a percentage of sales for the six months ended October 31, 2014 was 65%.

General and Administrative

General and administrative costs for the six months ended October 31, 2014 increased by $1,560,628 to $1,572,854 from $12,226 in the comparable period in 2013. This increase is directly attributable to the commencement of operations in 2014 and costs associated with the issuance of shares of our Common Stock to employees, consultants and vendors totaling approximately $1,194,000.

Sales and Marketing

Sales and marketing costs for the six months ended October 31, 2014 were $9,632 compared to $0 for the comparable period in 2013.

Depreciation

Depreciation expense for the six months ended October 31, 2014 was $2,015 compared to $0 for the comparable period in 2013.

Other Income (Expense)

Other expense for the six months ended October 31, 2014 was $211,324 compared to $0 for the comparable period in 2013, primarily a result of interest expense associated with our debt funding.

Net Loss

Net loss for the six months ended October 31, 2014 was $1,699,842 compared to $12,226 for the comparable period in 2013.

Liquidity and Capital Resources

We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support our cost structure, none of which can be assured. We believe that we will need approximately $2 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of October 31, 2014, we had approximately $27,092 on deposit.

As of October 31, 2014, our working capital was $21,250, our accumulated deficit was $1,955,234, and our stockholders’ deficit was $42,622. Operating loss was $1,124,085 and $1,701,770 for the three and six months ended October 31, 2014, respectively.

We reduced our net cash flows used in operation by $145,622, or 64%, during the quarter ending October 31, 2014 and we expect to improve upon it further during the quarter ending January 31, 2014 as the Mountain Vista increases its occupancy during the winter months; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that this improvement will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

Off-Balance Sheet Arrangements

As of October 31, 2014, we had no material off-balance sheet arrangements.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by generally accepted accounting principles in the U.S. (“GAAP”), an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently threatened lawsuits and claims, if any, will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Commission on August 13, 2014, as amended thereto on August 29, 2014, and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended October 31, 2014.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in our Annual Report on Form 10-K for the year ended April 30, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Joel Schneider, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of October 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, Mr. Schneider concluded that our disclosure controls and procedures as of October 31, 2014 were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure, due to the material weaknesses as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We believe our weaknesses in internal controls and procedures are due to our lack of sufficient personnel with expertise in the area of SEC, GAAP and tax accounting procedures. In addition, we lack the personnel structure, size and complexity to segregate duties sufficiently for proper controls. We are currently without sufficient funds to hire additional personnel with expertise in these areas and to segregate duties for proper controls, and until such time as additional personnel are hired, we believe that we will continue to recognize a weakness in our internal controls and procedures.

Our plan is to hire additional personnel to properly implement a control structure when the appropriate funds become available. In the meantime, Mr. Schneider will continue to perform or supervise the performance of additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures, to ensure that the our Quarterly Report and the financial statements forming part thereof are in accordance with GAAP.

Changes in Internal Controls

During the three months ended October 31, 2014, there were no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “August Note”) and a Common Stock Purchase Warrant for the purchase of 513,333 shares of our Common Stock to an entity (the “OID Warrant”). The August Note matures on February 13, 2016 and is convertible into shares of our Common Stock at a 60% discount to the lowest daily volume weighted average price (“VWAP”) of our Common Stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital.

On September 12, 2014, we issued two 8% Convertible Redeemable Notes each in the amount of $52,500 for an aggregate principal amount of $105,000 (the “First September 2014 Note” and “Second September 2014 Note”). On September 17, 2013 we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000, under the First September 2014 Note. The First September 2014 Note matures on September 15, 2015 and is convertible into shares of our Common Stock at a 43% discount of the lowest trading price for the 18 day period prior to conversion. The Second September 2014 Note

($45,000 after the payment of $2,500 in legal fees and $5,000 in finder’s fee) is expected to be funded within the next 180 days. On September 15, 2014, the lender issued us a promissory note (the “Lender’s Note”) in the principal amount $52,500 with net cash proceeds to us of $45,000 (after the payment of $2,500 in legal fees and $5,000 in finder’s fee). The Lender’s Note will remain in force until such time as the Second September 2014 Note is funded, at which time the Lender’s Note will be canceled. The proceeds from the sale of the securities are being used as working capital.

On October 22, 2015, we issued a 10% Secured Convertible Promissory Note in the principal amount of $225,000 (the “October Note”). The October Note is convertible into shares of our Common Stock at $0.25 per share subject to adjustments. The October Note is to be funded in four tranches. The first tranche of $50,000, net of $5,000 in legal fees and the original issue discount of $5,000, was funded on October 22, 2014, and was immediately deemed eligible for conversion. The remaining three tranches in the amount of $50,000 each (net of the original issue discount of $5,000) are expected to be funded in the next 180 days and will be deemed eligible conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four Warrants (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrants #2, #3 and #4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding. The proceeds from the sale of the securities are being used as working capital.

Issuances of Securities during the Three Months Ended October 31, 2014

●	Pursuant to employment agreements with certain employees, we issued (or accounted for the issuance of) an aggregate of 395,000 shares of our Common Stock.

●	Pursuant to the terms of consulting agreements with certain individuals and/or entities, we issued an aggregate of 160,000 shares of our Common Stock.

●	Pursuant to the terms of a lease agreement for the Mountain Vista Bed and Breakfast, we issued 10,000 shares of our Common Stock to the property owner as additional consideration.

●	Pursuant to the terms of a verbal agreement for legal services, we issued an aggregate of 30,000 shares of our Common Stock.

Issuances of Securities subsequent to October 31, 2014

●	Pursuant to the terms of an employment agreement, we issued 125,000 shares of our Common Stock to Tyson Broyles.

●	Pursuant to the terms of an employment agreement, we issued 500,000 shares of our Common Stock to Lisa Schneider. Ms. Schneider is the wife of our sole officer and director, Joel Schneider.

●	Pursuant to the terms of a consulting agreement, we issued 500,000 shares of our Common Stock to Brett Schneider related to consulting services to be performed for our marketing and branding from November 1, 2014 through March 15, 2014. Brett Schneider is the son of our sole officer and director, Joel Schneider.

●	Pursuant to the terms of employment agreements with certain employees, we issued an aggregate of 210,000 shares of our Common Stock.

●	We issued 5,000 shares of our Common Stock to an individual as partial consideration for photography work.

●	Pursuant to an amendments to existing convertible notes, we issued an aggregate of 400,000 shares of our Common Stock (see Events Occurring During Third Quarter 2014 above for further details).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	12/--/14	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	12/--/14	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 11, 2014

THE MARYJANE GROUP, INC.

By:	/s/ Joel Schneider
Joel Schneider
Chief Executive Officer
Principal Executive Officer
Chief Financial Officer
Principal Financial Officer
25