Form 10-Q
period 2015-01-31
MaryJane Group, Inc.
filed 2015-03-12
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of Common Stock as of March 12, 2015 was 21,322,000.

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

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
INDEX

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31
	2015	April 30,
	(unaudited)	2014
ASSETS
Current Assets:
Cash	$325	$3,431
Prepaid expenses	67,985	10,149
Employee advances	55	3,300
Total current assets	68,365	16,880

Fixed assets, net	19,079	51,436
Security deposits	24,500	10,000
Total assets	$111,944	$78,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $188,842 and $0, respectively	$270,658	$75,000
Accounts payable	22,996	12,358
Other current liabilities	205,850	50,223
Bank overdraft	—	13,757
Total current liabilities	499,504	151,338

Long-term Liabilities:
Convertible notes payable, net of debt discount of $90,693 and $0, respectively	30,907	—
Convertible debentures	90,000	90,000
Accrued interest	7,877	506
Derivative liabilities	153,458	—
Total long-term liabilities	282,242	90,506
Total liabilities	781,746	241,844

Commitments and Contingencies

Stockholders’ Deficit:
Common stock - par value $0.001; 75,000,000 shares authorized; 21,072,000 and 17,860,000 shares issued and outstanding, respectively	21,072	17,860
Additional paid in capital	1,748,722	72,076
Prepaid services	(104,057)	—
Accumulated deficit	(2,335,539)	(253,464)
Total stockholders’ deficit	(669,802)	(163,528)
Total liabilities and stockholders’ deficit	$111,944	$78,316

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenue	$140,086	$—	$417,318	$—

Cost of revenue	122,269	—	303,518	—

Gross profit	17,817	—	113,800	—

Operating expenses:
General and administration	92,603	2,885	1,665,457	25,111
Sales and marketing	5,789	—	15,421	—
Depreciation	1,764	—	3,779	—
Total operating expenses	100,156	2,885	1,684,657	25,111

Operating loss	(82,339)	(2,885)	(1,570,857)	(25,111)

Other income (expense)
Miscellaneous income	9,359	—	25,278	—
Interest expense	(124,691)	—	(279,192)	—
Loan closing costs	(184,562)	—	(205,162)	—
Disposal of fixed assets	—	—	(52,142)	—
Total other income (expense)	(299,894)	—	(511,218)	—

Loss before provision for income taxes	(382,233)	(2,885)	(2,082,075)	(25,111)

Provision for income taxes	—	—	—	—

Net loss	$(382,233)	$(2,885)	$(2,082,075)	$(25,111)

Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.11)	$(0.00)

Weighted average number of shares outstanding	19,879,500	10,360,000	19,461,448	10,284,203

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
f/k/a PLADEO CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,082,075)	$(25,111)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,779	—
Amortization of prepaid expenses	92,315	—
Amortization of prepaid services	749,793	—
Amortization of debt discount	252,421	—
Non-cash loan closing costs	161,446	—
Non-cash consulting and service costs	119,264	—
Disposal of fixed assets	33,277	—
Change in operating assets and liabilities:
Other current assets	13,394	—
Accounts payable	12,138	—
Bank overdraft	(13,757)	—
Other current liabilities	155,627	1,786
Other long-term liabilities	7,371	—
Net cash flows used in operating activities	(495,007)	(23,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(14,500)	—
Purchase of fixed assets	(4,699)	—
Net cash flows used in investing activities	(19,199)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	506,100	—
Proceeds from sale of common stock	5,000	12,200
Net cash flows provided by financing activities	511,100	12,200

Decrease in cash	(3,106)	(11,125)
Cash, beginning of period	3,431	11,346
Cash, end of period	$325	$221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Beneficial conversion feature for convertible notes	$531,956	$—

Shares issued with employment agreements	$853,850	$—

Shares issued for services	$170,664	$—

Warrants issued with debt	$153,458	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), had six wholly-owned subsidiaries at January 31, 2015, as listed below:

Date of Organization or Incorporation

Mary Jane Entertainment, LLC	May 21, 2013
Capital Growth Corporation	February 4, 2014
Bud and Breakfast, LLC	April 10, 2014
Mary Jane Hospitality, LLC	July 22, 2014
Mary Jane Events, LLC	July 22, 2014
Mary Jane Designs, LLC	August 28, 2014

On November 21, 2014, the following entities were dissolved; (i) Mary Jane Tours, LLC; (ii) Mile High Times, LLC; (iii) Dab City Radio, LLC; and (iv) Mary Jane Glassworks, LLC.

Unless the context otherwise requires, the Company and the above listed wholly owned subsidiaries collectively are sometimes referred to as “our Company,” “we,” “our,” or “us.”

Overview of Operating Businesses

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis-friendly lodging and to provide value added services of information and entertainment to the consumers supporting the recreational marijuana industry.

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

Bed and Breakfast Leases

On April 9, 2014 we entered into a one year lease with the owner of the Adagio Vista Bed and Breakfast (“Adagio”) located at 1430 Race Street, Denver, Colorado (the “Adagio Lease”). The Adagio Lease commenced April 10, 2014 and expires April 9, 2015. The monthly rent is $9,000 per month, plus 2 1/2% of the monthly gross lodging revenue. As additional consideration, we issued the owner of the Adagio 10,000 shares of our Common Stock. On February 27, 2015, we executed a Contract to Buy and Sell Real Estate (the “Sales Contract”) with A Capital Inn, Inc. (the “Seller”) for the purchase of the Adagio. The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, the Company made a deposit of $50,000. The Company expects the closing to take place on or before May 15, 2015.

On September 4, 2014, we entered into a one year lease with the owners of the Mountain Vista Bed and Breakfast (“Mountain Vista”), located at 358 Lagoon Lane, Silverthorne Colorado (the “Mountain Vista Lease”). The Mountain Vista Lease commenced October 1, 2014 and expires September 30, 2015. The monthly rent is $3,500 per month, plus 2% of the monthly gross lodging sales. As additional consideration, we agreed to issue the owners of the Mountain Vista 10,000 shares of our Common Stock. Pursuant to the terms of the Mountain Vista Lease, we were granted the exclusive option to purchase the Mountain Vista at the market value of the premises determined by a commercial appraisal on the option date.

Fiscal year end

We elected April 30th as our fiscal year ending date.

Going concern uncertainty

At January 31, 2015, we had an accumulated deficit of $2,335,539, and for the nine months ended January 31, 2015, we incurred losses of $2,082,075. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations; therefore, these matters raise substantial doubt about our ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of The MaryJane Group, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at April 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended April 30, 2014 as filed with the SEC on August 29, 2014.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K/A for the year ended April 30, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	January 31, 2015	April 30, 2014
Furniture and fixtures	$22,131	$19,752
Leasehold improvements	2,320	—
Equipment	865	16,670
Vans and party buses	—	24,000
	25,316	60,422
Less: accumulated depreciation	(6,237)	(8,986)
TOTAL PROPERTY AND EQUIPMENT	$19,079	$51,436

Depreciation expense for the three and nine months ended January 31, 2015 was $1,764 and $3,779, respectively. We incurred no depreciation expense during the three and nine months ended January 31, 2014.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

On April 7, 2014, we issued an aggregate of $75,000 in Convertible Promissory Notes (the “Notes”) to two investors. The Notes are due and payable on or before April 30, 2015, including accrued interest calculated at 5% per annum. The Notes are convertible into shares of our Common Stock at $1.00 per share. At January 31, 2015, $17,202 was reported as debt discount and $57,798 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 23, 2014 and June 16, 2014, we issued an aggregate of $96,000 in Convertible Promissory Notes to an entity (the “May/June 2014 Notes”). The May/June 2014 Notes bear interest at 10% per annum, are due twelve months from the date of issue and are convertible into shares of our Common Stock at $1.00 per share. The debt discount of the May/June 2014 Notes was determined to be $48,738. At January 31, 2015, $10,984 was recorded as debt discount and $37,754 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On May 2, 2014, pursuant to a Convertible Promissory Note issued on April 30, 2014 (the “April 2014 Note”), we received $50,000 from an entity. The April 2014 Note bears interest at 8% per annum, is due twelve months from the date of issue and is convertible into shares of our Common Stock at $2.00 per share. The debt discount for the April 2014 Note was determined to be $50,000. At January 31, 2015, $12,191 was recorded as debt discount and $37,809 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On September 12, 2014, we issued two 8% Convertible Redeemable Notes each in the amount of $52,500 for an aggregate principal amount of $105,000 (the “First September 2014 Note” and “Second September 2014 Note”). On September 17, 2014, we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000, under the First September 2014 Note. The First September 2014 Note matures on September 15, 2015 and is convertible into shares of our Common Stock at a 43% discount of the lowest trading price of our Common Stock for the 18 days prior to conversion. The funding of the Second September 2014 Note (to be $45,000 after the payment of $2,500 in legal fees and $5,000 in finder’s fee) is yet to be determined, but will be deemed eligible for conversion on the funding date. The debt discount for the First September 2014 Note was determined to be $39,605. At January 31, 2015, $24,305 was recorded as debt discount and $15,300 was recorded as interest expense on the accompanying condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTES (Continued)

On September 30, 2014, we issued a Convertible Promissory Note to an entity in the amount of $86,000 (the “September 2014 Replacement Note”) in replacement of a $50,000 note issued on May 15, 2014 (the “May 2014 Note”) and a $36,000 note issued on July 10, 2014 (the “July 2014 Note”). The September 2014 Replacement Note bears interest at 8% per annum, is due on July 10, 2015, and is convertible into shares of our Common Stock at the lesser of $0.10 or a 45% discount to the market price of our Common Stock. The September 2014 Replacement Note contained provisions wherein we (i) issued 350,000 shares of our Common Stock to the entity and (ii) canceled 125,000 previously authorized but unissued warrants to purchase shares of our Common Stock. The debt discount for the September 2014 Replacement Note was determined to be $86,000. At January 31, 2015, $48,621 was recorded as debt discount and $37,379 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On November 26, 2014, we issued an 8% Convertible Promissory Note in the principal amount of $50,000 (the “November 2014 Note”). The November 2014 Note matures on August 26, 2015 and is convertible into shares of our Common Stock at a 45% discount to the market price of our Common Stock. “Market Price” as defined in the November 2014 Note means the average of the lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees. The debt discount for November 2014 Note was determined to be $40,909. At January 31, 2015, $31,019 was recorded as debt discount and $9,890 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On December 22, 2014, we issued a 10% Convertible Promissory Note in the principal amount of $220,000 (the “December 2014 Note”). The December 2014 Note matures on December 22, 2015 and is convertible into shares of our Common Stock at the lesser of $0.08 or a 50% discount to the market price during the 20 consecutive trading days prior to the conversion date. We received net proceeds of $45,000 from this transaction after payment of $2,000 in expenses and $3,000 in legal fees. The balance due under the December 2014 Note will be funded on or before December 22, 2015. The debt discount for December 2014 Note was determined to be $50,000. At January 31, 2015, $44,520 was recorded as debt discount and $5,480 was recorded as interest expense on the accompanying condensed consolidated financial statements.

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 31, 2015	April 30, 2014
Payroll tax liability	$143,459	$13,290
Accrued lodging taxes	23,417	—
Accrued interest expense	19,635	236
Accrued payroll	17,351	24,508
Other current liabilities	1,988	499
Accrued outside services	—	11,690
TOTAL OTHER CURRENT LIABILITIES	$205,850	$50,223
11

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM LIABILITIES

On March 18, 2014, we issued an aggregate of $90,000 in 5% Convertible Debentures (the “Debentures”) to two investors. The Debentures are due and payable on or before March 20, 2017, including accrued interest calculated at 5% per annum. The Debentures are convertible into shares of our Common Stock at $1.00 per share.

On August 13, 2014, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $61,600 (the “August Note”) and a Common Stock Purchase Warrant for the purchase of 513,333 shares of our Common Stock to an entity (the “OID Warrant”). The August Note matures on February 13, 2016 and is convertible into shares of our Common Stock at a 60% discount to the lowest daily volume weighted average price of our Common Stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise. We received net proceeds of $50,000 from this transaction after the payment of $6,000 in legal fees and the original discount of $5,600. The proceeds from the sale of the securities are being used as working capital. The debt discount for the August Note was determined to be $61,600. At January 31, 2015, $42,414 was recorded as debt discount and $32,867 was recorded as interest expense on the accompanying condensed consolidated financial statements.

On October 22, 2014, we issued a 10% Secured Convertible Promissory Note in the principal amount of $225,000 (the “October Note”). The October Note is convertible into shares of our Common Stock at $0.25 per share, subject to adjustments. The October Note is to be funded in four tranches. The first tranche of $50,000, net of $5,000 in legal fees and the original issue discount of $5,000, was funded on October 22, 2014 and was immediately deemed eligible for conversion. The funding of the remaining three tranches in the amount of $50,000 each (net of the original issue discount of $5,000) is yet to be determined, but will be deemed eligible for conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four warrants to purchase shares of our Common Stock (“Warrant(s)”) (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrants #2, #3 and #4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding. The debt discount for the October Note was determined to be $60,000. At January 31, 2015, $48,279 was recorded as debt discount and $11,721 was recorded as interest expense on the accompanying condensed consolidated financial statements.

NOTE 7 – CAPITAL STOCK

Common Stock

At January 31, 2015 and April 30, 2014, we had 75,000,000 shares of Common Stock, $0.001 par value, authorized, with 21,072,000 and 17,860,000 shares issued and outstanding, respectively.

Common Stock Issuances During the Nine Months Ended January 31, 2015

●	Pursuant to employment agreements with certain individuals, we issued an aggregate of 1,355,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $691,350.

●	Pursuant to the terms of consulting agreements with certain individuals and/or entities, we issued an aggregate of 690,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $193,400.

●	Pursuant to a private placement, we issued an aggregate of 500,000 shares of our Common Stock to two entities and two individuals for an aggregate purchase price of $5,000.
12

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (Continued)

Common Stock (continued)

Common Stock Issuances During the Nine Months Ended January 31, 2015 (continued)

●	Pursuant to the terms of a loan consolidation, we issued 350,000 shares of our Common Stock to an entity as an inducement for the transaction having a fair market value on the date of issuance of $8,864.

●	Pursuant to an employment agreement with Charles Berkowitz as described in NOTE 1, we issued Mr. Berkowitz 250,000 shares of our Common Stock having a fair market value on the date of issuance of $162,500.

●	Pursuant to the terms of a verbal agreement with an individual for legal services, we issued an aggregate of 30,000 shares of our Common Stock having a fair market value on the date of issuance of $10,000.

●	Pursuant to the terms of a verbal agreement with a vender, we issued 15,000 shares of our Common Stock in settlement of $1,500 in outstanding accounts payable.

●	Pursuant to the terms of the Adagio Lease, we issued 10,000 shares of our Common Stock as additional consideration to the property owners having a fair market value on the date of issuance of $50,000.

●	Pursuant to the terms of the Mountain Vista Lease, we issued 10,000 shares of our Common Stock as additional consideration to the property owners having a fair market value on the date of issuance of $2,300.

●	Pursuant to the terms of an asset purchase agreement, we issued 2,000 shares of our Common Stock to an individual having a fair market value on the date of issuance of $15,000.

Common Stock Issuances During the Nine Months Ended January 31, 2014

During May and June 2013, we entered into Securities Purchase Agreements with multiple investors for the issuance and sale of shares of our Common Stock (the “May/June 2013 Private Placement”). The May/June 2013 Private Placement closed on June 21, 2013 through which we sold an aggregate of 1,220,000 shares of our Common Stock at $0.01 per share, for an aggregate purchase price of $12,200. Shares of our Common Stock included in the May/June 2013 Private Placement were registered pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, which was deemed effective by the SEC on April 12, 2014.

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrant(s). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Nine Months Ended January 31, 2015

On May 21, 2014, we issued Warrants to purchase 7,500 shares of our Common Stock to each of two individuals for services to be rendered (the “May 2014 Service Warrants”). The May 2014 Service Warrants have an exercisable term of three years and are exercisable at $1.50 per share. The fair value of the May 2014 Service Warrants of $159,948 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the May 2014 Service Warrants was recorded as an expense in the accompanying condensed consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (Continued)

Warrants to Purchase Common Stock of the Company (continued)

Warrant Activity during the Nine Months Ended January 31, 2015 (continued)

On May 21, 2014, we also issued Warrants for the purchase of 62,500 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “May 2014 Warrants”) (see NOTE 4). The May 2014 Warrants have an exercisable term of three years and are exercisable at $1.50 per share. The fair value of the May 2014 Warrants of $670,999 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the May 2014 Warrants was recorded as a warrant liability in the accompanying condensed consolidated financial statements.

On July 10, 2014, we issued Warrants for the purchase of an aggregate of 125,000 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “July 2014 Warrants”). In September 2014, the July 2014 Warrants were canceled (see NOTE 4).

On August 13, 2014, we issued Warrants for the purchase of an aggregate of 513,333 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “August 2014 Warrants”) (see NOTE 4). The August 2014 Warrants have an exercisable term of five years and are exercisable at $0.132 per share. The fair value of the August 2014 Warrants of $126,476 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the August 2014 Warrants was recorded as a warrant liability in the accompanying condensed consolidated financial statements.

On October 22, 2014, we issued Warrants for the purchase of an aggregate of 26,982 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “October 2014 Warrants”) (see NOTE 4). The October 2014 Warrants have an exercisable term of five years and are exercisable at $0.17 per share. The fair value of the October 2014 Warrants of $26,982 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the October 2014 Warrants was recorded as a warrant liability in the accompanying condensed consolidated financial statements.

Warrant Activity during the Nine Months Ended January 31, 2014

On February 27, 2014, we issued Warrants or the purchase of an aggregate of 748,500 shares of our Common Stock to two entities (the “February 2014 Warrants”). The February 2014 Warrants have an exercisable term of five years and are exercisable at $1.00 per share. The fair value of the October 2014 Warrants of $1,498 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the February 2014 Warrants was recorded as a warrant liability in the accompanying condensed consolidated financial statements.

Options to Purchase Common Stock of the Company

Effective May 9, 2014, we established The MaryJane Group, Inc. 2014 Equity Incentive Plan (“2014 Plan”) pursuant to which 1,000,000 shares of our Company Stock was reserved for issuance upon the exercise of options (“2014 Plan Option(s)”). The 2014 Plan was designed to serve as an incentive for retaining qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2014 Plan Options have an exercise period of ten years from the date of issuance. At January 31, 2015, no options were granted under the 2014 Plan.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

f/k/a PLADEO CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for the fiscal year ended April 30, 2015 as a result of the losses recorded during the nine months ended January 31, 2015, and the additional losses expected for the remainder of fiscal year ended April 30, 2015, and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of January 31, 2015, we maintained a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 9 – SUBSEQUENT EVENTS

On February 12, 2015, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $27,500 (the “February 2015 Note”) and a Common Stock Purchase Warrant for the purchase of 458,333 shares of our Common Stock to an entity (the “OID Warrant”). The February Note matures on July 9, 2016 and is convertible into shares of our Common Stock at a 60% discount to the lowest daily volume weighted average price of our Common Stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.06 per share and contains provisions for a cashless exercise. We received net proceeds of $25,000 from this transaction after the payment of the original discount of $2,500. The proceeds from the sale of the securities are being used as working capital.

On February 12, 2015, we entered into a loan agreement with an entity and borrowed $39,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $553.00, or an aggregate of $55,300, to repay the principal balance and interest in full. The proceeds of this loan were used to pay the deposit on the purchase of the Adagio.

On February 5, 2015, we entered into a Consulting Services Agreement with an entity (the “Consultant”) to assist us in preparing and implementing a Standard Operating Procedure Manual, among other tasks to be assigned by management from time to time. As consideration for the Consultant’s services, we agreed to pay the Consultant $2,500 per month and to issue the Consultant 25,000 shares of our Common Stock for each month the Consultant is engaged by us.

On February 27, 2015, we sold 200,000 shares of our Common Stock to a non-affiliate for $10,000 or $.05 per share.

On February 27, 2015, we executed a Contract to Buy and Sell Real Estate (the “Sales Contract”) with A Capital Inn, Inc. (the “Seller”) for the purchase of the Adagio. The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, we made a deposit of $50,000. We expect the closing to take place on or before May 15, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2014, including the audited consolidated financial statements and notes included therein as of and for the year ended April 30, 2014. The reported results will not necessarily reflect future results of operations or financial condition.

Throughout this Report, the terms “we,” “us,” “our,” “our Company,” or “The Mary Jane Group,” refers to The MaryJane Group, Inc., a Nevada corporation, and unless otherwise specified, includes our wholly owned operating subsidiaries listed below.

We maintain a website at www.themaryjanegrp.com and our Common Stock trades on the OTCQB under the symbol “MJMJ.’’

Overview of Operating Businesses

We were incorporated in Nevada on February 16, 2012 under the name of Pladeo Corp. for the purpose of developing online chat systems free of charge. Through a series of transactions in February and March of 2014, we changed our focus to provide lodging and hospitality services to the recreational marijuana industry and changed our name to The MaryJane Group, Inc.

On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. Our operating subsidiaries outlined below were formed for the purpose of providing cannabis-friendly lodging and to provide value added services of information and entertainment to consumers supporting the recreational marijuana industry. Currently, the states and jurisdictions allowing the use of recreational marijuana are Colorado, Washington, Oregon, Alaska and Washington, D.C.

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

Bud and Breakfast, LLC, organized on April 10, 2014 as a Colorado limited liability company (“Bud and Breakfast”), was formed to operate and manage our marijuana-friendly bed and breakfast located at The Adagio, 1430 Race Street, Denver, Colorado. This is our most successful business operation and we plan to focus a majority of our efforts pursuing and developing this opportunity. We are actively seeking additional locations to expand our line of lodging. To that end, on September 4, 2014, we entered into a one year lease with the owners of the Mountain Vista Bed and Breakfast, located at 358 Lagoon Lane, Silverthorne Colorado. The Lease commenced on October 1, 2014 and expires September 30, 2014.

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

MaryJane Designs, LLC, organized on August 28, 2014 as a Colorado limited liability company (“Mary Jane Designs”), was formed to operate our apparel division that creates clothing items with our logo to be sold at our lodging facilities. In July, 2014, we folded the sandblasting operations of Mary Jane Glassworks, LLC, a Colorado limited liability company formed for the purpose of providing hand-blown glass products used in the recreational marijuana industry, into Mary Jane Designs, and we dissolved Mary Jane Glassworks, LLC in November 2014.

Former Operations

Dab City Radio (“Dab City Radio”) and Mile High Life, LLC f/k/a Mile High Times, LLC, organized on February 16, 2014 and October 13, 2013, respectively, were formed to be the promotional arms of Mary Jane Tours and Mary Jane Entertainment. Through Dab City Radio and Mile High Life, we advertised and marketed Mary Jane Tours and the Bud and Breakfast through Internet radio broadcasting and newsprint. In November 2013, Mile High Life (under the name Mile High Times) released its first newspaper in print. On June 9, 2014, we terminated the operations of Mile High Times due to continued losses in our operations and our inability to adequately compete with the larger and more established newspapers/magazines in the cannabis sector. We dissolved Mile High Life, LLC in November 2014. The operations of Dab City Radio were also terminated due to continued losses and our inability to generate enough advertising income to cover the cost of operations. We dissolved Dab City Radio in November, 2014.

Funding During Three Months Ended January 31, 2015

On November 26, 2014, we issued an 8% Convertible Note in the principal amount of $50,000. The 8% Convertible Note matures on August 26, 2015 and is convertible into shares of our Common Stock at a 45% discount to the market price of our Common Stock. “Market Price” as defined in the 8% Convertible Note means the average lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees. The proceeds from the sale of the 8% Convertible Note are being used as working capital.

On December 22, 2014, we issued a 10% Original Issue Discount Convertible Promissory Note in the principal amount of $220,000. Of the $220,000, $50,000 has been funded to date. This Note matures on December 22, 2015 and is convertible at the lower of $.08 or 50% of the lowest trading price of our Common Stock for the 20 consecutive days prior to the date of conversion. We received net proceeds of

$45,000 from this transaction after the payment of the original discount of $5,000. We also paid a finder’s fee of $5,000 to a non-affiliated third party in connection with this transaction. The proceeds from the sale of the securities are being used as working capital.

Recent Events Since January 31, 2015

On February 5, 2015, we entered into a Consulting Services Agreement with an entity (the “Consultant”) to assist us in preparing and implementing a Standard Operating Procedure Manual, among other tasks to be assigned to the Consultant by management from time to time. As consideration for the Consultant’s services, we agreed to pay the Consultant $2,500 per month and will issue the Consultant 25,000 shares of our Common Stock for each month we use the Consultant’s services.

On February 12, 2015, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $27,500 (the “February Note”) and a Common Stock Purchase Warrant for the purchase of 458,333 shares of our Common Stock to an entity (the “OID Warrant”). The February Note matures on July 9, 2016 and is convertible into shares of our Common Stock at a 60% discount to the lowest daily volume weighted average price of our Common Stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.06 per share and contains provisions for a cashless exercise. We received net proceeds of $25,000 from this transaction after the payment of the original discount of $2,500. The proceeds from the sale of the securities are being used as working capital.

On February 12, 2015, we entered into a loan agreement and borrowed $39,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $553, or an aggregate of $55,300, to repay the principal balance and interest in full. The proceeds of this loan were used to pay the deposit on the purchase of the Adagio, as described below.

On February 27, 2015, we entered into a contract to purchase the Adagio bed and breakfast, located at 1430 Race Street, Denver Colorado, the location of our first Bud and Breakfast™. The purchase price for the Adagio is $1,500,000 and the owner has agreed to finance $1,000,000 of the purchase price. We deposited $50,000 with the seller upon signing the contract and expect that the closing will take place on or about May 15, 2015.

On February 27, 2015, we sold 200,000 shares of our Common Stock to a non-affiliate for $10,000, or $.05 per share.

Results of Operations

Three months ended January 31, 2105 compared to three months ended January 31, 2014

Net Revenue

Net revenue for the three months ended January 31, 2015 totaled $140,086 compared to $0 in the comparable period in 2014. Our net revenue decreased $24,207 from net revenue of $164,293 during the three months ended October 31, 2014, representing a decline of 15%. This decrease is primarily a result of reduced revenue from our bed and breakfast operations during the off-season month of November 2014.

Cost of Goods Revenue

Cost of revenue for the three months ended January 31, 2015 totaled $122,269 compared to $0 in the comparable period in 2014. Our cost of revenue increased by $28,117 from cost of revenue of $94,152 during the quarter ended January 31, 2014. Cost of revenue as a percentage of sales for the three months ended January 31, 2015 was 87% compared to 57% for the three months ended January 31, 2014.

The reduction of our gross profit is a result of the initial costs related to the startup of the Mountain Vista Bed and Breakfast and lower revenues at the Adagio for the month of November 2014.

General and Administrative

General and administrative costs for the three months ended January 31, 2015 increased by $89,718 to $92,603 from $2,885 in the comparable period in 2014. This increase is directly attributable to the commencement of operations in 2014.

Sales and Marketing

Sales and marketing costs for the three months ended January 31, 2015 were $5,789 compared to $0 for the comparable period in 2014.

Depreciation

Depreciation expense for the three months ended January 31, 2015 was $1,764 compared to $0 for the comparable period in 2014.

Other Income (Expense)

Other income (expense) for the three months ended January 31, 2015 was $(299,894) compared to $0 for the comparable period in 2014, primarily a result of interest expense and loan closing costs associated with our debt funding.

Net Loss

Net loss for the three months ended January 31, 2015 was $382,233 compared to $2,885 for the comparable period in 2014.

Nine months ended January 31, 2015 compared to nine months ended January 31, 2014

Net Revenue

Net revenue for the nine months ended January 31, 2015 totaled $417,318 compared to $0 in the comparable period in 2014. These increases are primarily a result of revenue from our bed and breakfast operations.

Cost of Goods Revenue

Cost of revenue for the nine months ended January 31, 2015 totaled $303,518 compared to $0 in the comparable period in 2014. Cost of revenue as a percentage of sales for the nine months ended January 31, 2015 was 73%.

General and Administrative

General and administrative costs for the nine months ended January 31, 2015 increased by $1,640,346 to $1,665,457 from $25,111 in the comparable period in 2015. This increase is directly attributable to the commencement of operations in 2014 and costs associated with the issuance of shares of our Common Stock to employees, consultants and vendors totaling approximately $742,950.

Sales and Marketing

Sales and marketing costs for the nine months ended January 31, 2015 were $15,421 compared to $0 for the comparable period in 2014.

Depreciation

Depreciation expense for the nine months ended January 31, 2015 was $3,779 compared to $0 for the comparable period in 2014.

Other Income (Expense)

Other income (expense) for the nine months ended January 31, 2015 was $(511,218) compared to $0 for the comparable period in 2014, primarily a result of interest expense and loan closing costs associated with our debt funding.

Net Loss

Net loss for the nine months ended January 31, 2015 was $2,082,075 compared to $25,111 for the comparable period in 2014.

Liquidity and Capital Resources

We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. We believe that we will need approximately $2 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of January 31, 2015, we had $325 on deposit.

As of January 31, 2015, our working capital deficit was $431,139, our accumulated deficit was $2,335,539, and our stockholders’ deficit was $1,340,801. Operating loss was $382,233 and $2,082,075 for the three and nine months ended January 31, 2015, respectively.

We reduced our net cash flows used in operation during the three months ended January 31, 2015 from the three months ended October 31, 2014. We expect additional improvement during the fiscal year ended April 31, 2015 as Mountain Vista increases occupancy during the winter months; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that this improvement will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

Off-Balance Sheet Arrangements

As of January 31, 2015, we had no material off-balance sheet arrangements.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability generally related to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess these claims. If, in our opinion, we have incurred a probable loss as set forth by generally accepted accounting principles in the U.S. (“GAAP”), an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently threatened lawsuits and claims, if any, will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K/A for the year ended April 30, 2014 filed with the Commission on August 29, 2014, and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended January 31, 2015.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in our Annual Report on Form 10-K/A for the year ended April 30, 2014. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Joel C. Schneider, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of January 31, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, Mr. Schneider concluded that our disclosure controls and procedures as of January 31, 2015 were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure, due to the material weaknesses as described below.

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

Changes in Internal Controls

During the three months ended January 31, 2015, there were no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 22, 2015, we issued a 10% Secured Convertible Promissory Note in the principal amount of $225,000 (the “October Note”). The October Note is convertible into shares of our Common Stock at $0.25 per share subject to adjustments. The October Note is to be funded in four tranches. The first tranche of $50,000, net of $5,000 in legal fees and the original issue discount of $5,000, was funded on October 22, 2014, and was immediately deemed eligible for conversion. The remaining three tranches in the amount of $50,000 each (net of the original issue discount of $5,000) is yet to be determined, but will be deemed eligible for conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four Warrants (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrants #2, #3 and #4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding. The proceeds from the sale of the securities are being used as working capital.

On November 26, 2014, we issued an 8% Convertible Note in the principal amount of $50,000. The 8% Convertible Note matures on August 26, 2015 and is convertible into shares of our Common Stock at a 45% discount to the market price. “Market Price” as defined in the 8% Convertible Note means the average lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees. The proceeds from the sale of the 8% Convertible Note are being used as working capital.

On December 22, 2014, we issued a 10% Original Issue Discount Convertible Promissory Note in the principal amount of $220,000. Of the $220,000, $50,000 has been funded to date. This Note matures on December 22, 2015 and is convertible at the lower of $.08 or 50% of the lowest trading price of our Common Stock for the 20 consecutive days prior to the date of conversion. We received net proceeds of $45,000 from this transaction after the payment of the original discount of $5,000. We also paid a finder’s fee of $5,000 to a non-affiliated third party in connection with this transaction. The balance due under the December 2014 Note will be funded on or before December 22, 2015. The proceeds from the sale of the securities are being used as working capital.

Issuances of Securities during the Three Months Ended January 31, 2015

●	Pursuant to the terms of an employment agreement, we issued 500,000 shares of our Common Stock to Lisa Schneider. Ms. Schneider is the wife of our sole officer and director, Joel Schneider.

●	Pursuant to the terms of a consulting agreement, we issued 500,000 shares of our Common Stock to Brett Schneider related to consulting services to be performed for our marketing and branding from November 1, 2014 through March 15, 2015. Brett Schneider is the son of our sole officer and director, Joel Schneider.

●	Pursuant to the terms of employment agreements with certain employees, we issued an aggregate of 210,000 shares of our Common Stock.

●	We issued 5,000 shares of our Common Stock to an individual as partial consideration for photography work.

●	Pursuant to amendments to existing convertible notes, we issued an aggregate of 400,000 shares of our Common Stock.

Issuances of Securities subsequent to January 31, 2015

●	On February 27, 2015, we sold 200,000 shares of our Common Stock to a non-affiliate for $10,000 or $.05 per share. The proceeds from this sale were used for working capital.

●	On March 3, 2015, we issued an aggregate of 50,000 shares of our Common Stock to a consultant representing the February and March installments called for under the consulting agreement.

●	On February 12, 2015, we issued an 8% Original Issue Discount Convertible Promissory Note in the principal amount of $27,500 (the “February Note”) and a Common Stock Purchase Warrant for the purchase of 458,333 shares of our Common Stock to an entity (the “OID Warrant”). The February Note matures on July 9, 2016 and is convertible into shares of our Common Stock at a 60% discount to the lowest daily volume weighted average price of our Common Stock for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion. The five-year OID Warrant is exercisable at $0.06 per share and contains provisions for a cashless exercise. We received net proceeds of $25,000 from this transaction after the payment of the original discount of $2,500. The proceeds from the sale of the securities are being used as working capital.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	03/12/15	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	03/12/15	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 12, 2015

THE MARYJANE GROUP, INC.

By:	/s/ Joel C. Schneider
Joel C. Schneider Chief Executive Officer Principal Executive Officer Chief Financial Officer Principal Financial Officer
25