Form 10-K
period 2015-04-30
MaryJane Group, Inc.
filed 2015-07-27
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

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

Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (6,880,000 shares) is based on the closing price of the registrant’s common stock as reported on OTCQB on October 31, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $825,600. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of July 24, 2015 was 903,876,699.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Cautionary Statement Concerning Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and information relating to the Company that are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management, including statements related to the markets for the Company’s products and services, general trends and trends in the Company’s operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “opinion,” “will” and similar expressions and their variants, as they relate to the Company or the Company’s management, may identify forward-looking statements. Such statements reflect the Company’s judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the risk factors described herein, which may have a significant impact on the Company’s business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. Among the general factors that could cause actual results and financial condition are:

●	The success or failure of management’s efforts to implement their business strategy;

●	The ability of the Company to raise sufficient capital to meet operating requirements;

●	The uncertainty of consumer demand for our products and services;

●	The ability of the Company to compete with more established companies;

●	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

●	Absolute and relative performance of our products and services;

●	The effect of changing economic conditions;

●	The ability of the Company to attract and retain quality employees and management;

●	The current global recession and financial uncertainty; and

●	Other risks which may be described in future filings with the U.S. Securities and Exchange Commission (“SEC”)

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

Unless otherwise provided in this Annual Report on Form 10-K (the “Report”), all references in this Report to “we,” “us,” “our Company,” “our,” “The MaryJane Group, Inc.,” the “Company,” or the “Registrant” refers to The MaryJane Group, Inc. and its subsidiaries. Unless otherwise indicated in this Report, all references in this Report to the Company’s Board of Directors shall refer to the Board of Directors of The MaryJane Group, Inc. which was reconstituted upon the closing of the aforementioned Securities Exchange Agreements. The Company specializes in lodging and entertainment services surrounding the recreational marijuana industry in Colorado.

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

On February 27, 2014, we entered into and closed a Securities Exchange Agreement by and among the Company, Capital Growth Corporation, a Colorado corporation (“CGC”) and the shareholders of CGC on February 27, 2014 (the “CGC Acquisition”) and on March 14, 2014, we entered into and closed a Securities Exchange Agreement between the Company and the managing member of Mary Jane Entertainment, LLC, Mile High Times, LLC, Mary Jane Tours, LLC, and Dab City Radio, LLC, each a Colorado limited liability company (referred to individually by name or collectively as the “Mary Jane companies”) (the “Mary Jane companies Acquisition”). As a result, we ceased being a shell company upon the acquisition of the five operating subsidiaries. Shortly thereafter, the Company changed its name to The MaryJane Group, Inc.

Subsequent to completing the Acquisition with CGC and the Mary Jane companies, we formed the following Colorado limited liability companies as wholly-owned subsidiaries, namely: Mary Jane Glassworks, LLC and Bud and Breakfast, LLC (both organized on April 10, 2014), Mary Jane Hospitality, LLC and Mary Jane Events, LLC (both organized on July 22, 2014), and Mary Jane Designs, LLC (organized on August 28, 2014). In an effort to streamline operations and focus on our core business of hospitality in the cannabis industry, we dissolved the following entities on November 21, 2014: (i) Mary Jane Tours, LLC; (ii) Mile High Times, LLC; (iii) Dab City Radio, LLC; and (iv) Mary Jane Glassworks, LLC.

Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our newly-acquired wholly owned subsidiaries mentioned herein.

Overview of Operating Businesses

Our primary focus includes providing lodging, events, spa services and brand merchandising concentrated in the cannabis industry.

Legalization of recreational marijuana initially in Colorado and Washington and the growing number of jurisdictions with medical marijuana laws spawned a “Green Rush” in America in 2014. On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may legally purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. In 2015, Oregon, Alaska and the District of Columbia legalized marijuana for recreational use; however, sales currently remain banned in the District. Additionally, 23 states have legalized marijuana for medical purposes.

According to a recent report from The ArcView Group, a cannabis industry investment and research firm based in Oakland, California (“ArcView”), found that the U.S. market for legal cannabis grew 74% in 2014 to $2.7 billion, up from 1.5 billion in 2013, making legal marijuana the fastest-growing industry in the United States. The report projects a 32% growth in the market and concluded that if the trend toward legalization spreads to all 50 states, the total market value would top $36.8 billion – more than $3 billion larger than the organic food industry. ArcView predicts that over the next five years, 14 more states will legalize recreational marijuana and two more states will legalize medical marijuana. Currently, at least ten states are already considering legalizing recreational marijuana.

In Colorado, the recreational and medical marijuana sales totaled $700 million in 2014; however, the real economic impact is expected to be much higher as this figure excludes marijuana-related products such as pipes or any marijuana-related increase in tourism.

Our operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis-friendly lodging and providing value added services of information and entertainment to consumers supporting the recreational marijuana industry. While our services are currently concentrated only in Colorado, we believe that our business model can easily be expanded as recreational marijuana becomes legal in other states.

Capital Growth Corporation, organized on February 4, 2014 (“Capital Growth”), was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions. The Company utilizes Capital Growth as a business development company. Mary Jane Entertainment, LLC was formed to provide contracted limousine and party-bus services and currently continues to operate on a limited basis. Bud and Breakfast, LLC was formed to operate and manage our two marijuana-friendly Bud + Breakfast locations with a third location opening in mid-July 2015. We intend to actively seek additional Bud + Breakfast locations. Mary Jane Hospitality, LLC was formed to seek additional lodging and hospitality businesses located in Colorado, and to also seek the same type of businesses in other jurisdictions as recreational marijuana becomes legal in other states. Mary Jane Events, LLC was formed for the purposes of planning private and corporate events focused upon the recreational/medicinal marijuana industry. Mary Jane Designs, LLC was formed to manufacture and promote our branded merchandise at our properties.

Neither the Company, nor any of its subsidiaries, have been involved in any bankruptcy, receivership or any similar proceeding, and except for the subject acquisitions set forth herein, has not had or been a party to any material reclassifications, mergers or consolidations since inception.

The Company’s primary SIC code is 7990 – Services; Miscellaneous Amusement and Recreation.

We maintain the following websites: www.themaryjanegrp.com and www.budandbfast.com.

Our Products

Bud + Breakfast at the Adagio

On April 10, 2014, we entered into a one-year lease with the owner of the Adagio Bed and Breakfast located at 1430 Race Street, Denver, Colorado (the “Adagio”). We transformed the Adagio from a traditional bed and breakfast to the first, all-inclusive “Bud + Breakfast” in what our management believes to be the first of its kind. The guest package includes a Wake and Bake Breakfast, a 4:20 Happy Hour and a facility to consume the best marijuana and marijuana edibles Colorado has to offer. We provide our guests an on-site chef who prepares a gourmet breakfast and afternoon hors d’oeuvres. Since beginning Bud + Breakfast operations in April 2014, reservations and occupancy rates have increased dramatically with corresponding revenue of approximately $50,000 to $60,000 per month. Our Bud + Breakfast locations allow us to book tours and sell our branded apparel, merchandise and remaining glass products to guests. As a result of our success at the Adagio, we are actively seeking additional lodging facilities.

On February 27, 2015, we exercised our option to purchase the Adagio and executed a Contract to Buy and Sell Real Estate (the “Sales Contract”) with A Capital Inn, Inc. (the “Seller”). The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, the Company made a non-refundable deposit of $50,000; however, we were unable to secure proper financing to close the purchase. Subsequently, we entered into a six-month lease agreement for the monthly rate of $10,000 plus a 2½ % gross revenue royalty which ends on December 31, 2015. We are currently seeking a larger property to replace the Adagio. Our ideal property is a 20 to 25 room hotel within walking distance of the Denver metropolitan area.

Bud + Breakfast at Mountain Vista

After validating our Bud + Breakfast business model at the Adagio, on September 4, 2014, we entered into a one-year lease with the owners of the Mountain Vista Bed and Breakfast located at 358 Lagoon Lane, Silverthorne, Colorado. Since opening on October 1, 2014, we have achieved occupancy levels higher than expected and generated revenues of approximately $12,000 to $17,000 per month. Effective June 1, 2015, we added a fifth room to the property and project this additional room will generate an additional $1,800 to $2,500 per month.

Hotel San Ayre, a Bud + Breakfast Property

On June 24, 2015, we executed a two-year lease with the owner of Hotel San Ayre with an option to purchase its four locations in Colorado Springs, Colorado. This property is our largest project to date in terms of rentable units with 11 rooms. Guests will receive similar offerings including our Wake and Bake Breakfast and 4:20 Happy Hour and all guests will have access to a lounge that will include all amenities found at our other locations including a game room, and outdoor lounge area with a hot tub.

Canna-camp

On May 22, 2015, we entered into a joint-venture agreement with the owners of the Wilderness Trails Ranch, LLC to open an exclusive cannabis resort near Durango, Colorado. As of July 2, 2015, we withdrew our position in the joint-venture due to our partner’s inability to perform. We are currently seeking a new location for Canna-camp 2016.

Overview of Marketing Plan and Positioning

Our marketing strategy is a simple one -- satisfied customers are our best marketing tool. Social media plays a huge role in our success and we distribute advertising brochures to local businesses throughout Denver and surrounding cities. Our sales and marketing teams use online travel conglomerates including www.Expedia.com, www.Hotels.com, www.Bedandbreakfast.com, and www.Airbnb.com as a source for marketing our properties. In addition to these outlets, we have formed relationships with local online advertising platforms such as www.coloradopotguide.com to establish a presence with cannabis-driven tourists.

Our Bud + Breakfast offering is already positioned as the only complete cannabis-friendly lodging offering with the City of Denver and the State of Colorado. As a result, it has been featured on and mentioned by a number of news outlets including 60 Minutes, Time.com, The Tonight Show, ABC News, New York Times and the Huffington Post, to name a few.

Sales Strategy

According to the United Nations, 158.8 million people around the world use marijuana—more than 3.8% of the planet’s population. Recent U.S. government statistics reveal that over 95 million American adults have used marijuana, over 22 million American adults have used marijuana this year and over 8 million American adults have likely used marijuana today. Our target market is the recreational marijuana consumers in Colorado who are between 21 and 75 years of age from all walks of life. Our target market increases exponentially with the addition of out-of-state and international visitors who come to Colorado specifically because of the legalization of recreational marijuana. The desire to indulge in the recreational marijuana experience is larger than ever and the market is positioned for a company like ours to provide that experience. All ages are flocking to Colorado for the legal purchase and consumption of cannabis products including raw bud, concentrates, and infused edibles and drinks. Our Bud + Breakfast lodging, tours and events provide patrons with the ultimate cannabis experience and our products appeal to all ages, sexes and ethnicities.

Colorado has very strict laws regarding the possession and public consumption of recreational marijuana. We provide products and services to meet the needs of every cannabis connoisseur from every demographic by providing safe access to their cannabis experience from beginning to end.

We are evolving into a notable hospitality organization by building successful businesses in the cannabis industry and then leveraging that experience to meet the industry’s needs. By strategically laying the foundation as the “Green Rush” was gaining momentum, we are building a recognizable brand that we will leverage to provide tourism, information, and entertainment through carefully chosen channels that cater to the interests of the marijuana community.

Intellectual Property

We have registered the following trademarks in Colorado, Oregon and Washington: “Bud + Breakfast,” “4:20 Happy Hour,” and “Wake and Bake Breakfast.” The same trademarks are currently pending in California and on the federal level.

Competition and Our Competitive Advantage

We believe the greatest threat of competition to our business are non-traditional lodging facilities that list on sites such as www.Airbnb.com, www.vrbo.com, however there is no assurance that additional cannabis friendly lodging facilities will be established in the future, which if that happens will cause competition to the Bud + Breakfast. Competition may come from entities that are better financed then our company.

Government Regulation

Our products and services may be subject to civil regulations of local municipalities; however, we do not believe that our products or services are subject to any state or federal governmental regulation.

Employees

We currently have 18 employees.

Corporate Information

Our corporate headquarters are located at 910 Sixteenth Street, Suite 412, Denver, CO 80202. Our telephone number is 303-835-8603. Our corporate website is www.themaryjanegrp.com.

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

You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. You may also obtain these reports free of charge by either sending a written request to Joel C. Schneider, Chief Executive Officer, The MaryJane Group, Inc., 910 Sixteenth Street, Suite 412, Denver, CO 80202 or by downloading the reports from our website at http://www.themaryjanegrp.com.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, and as such, are not required to provide information pursuant to this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

N/A.

ITEM 2.	PROPERTIES.

Our principal office, and that of our subsidiaries, is located at 910 Sixteenth Street, Suite 412, Denver, Colorado 80202 where we lease 1,126 square feet of office space. We entered into the three-year lease on July 21, 2014 which expires on July 31, 2017. The monthly lease payment through July 31, 2015 is $1,505; thereafter it increases to $1,600 and to $1,700 on August 1, 2015 and 2016, respectively. We believe that the leased premises are suitable and adequate to meet our current needs.

On April 9, 2014, we entered into a one-year lease with the owner of the Adagio located at 1430 Race Street, Denver, Colorado (the “Adagio Lease”) for a monthly lease payment of $9000 per month, plus 2½% of the monthly gross lodging revenue and the issuance of 10,000 shares of our Common Stock. The Adagio Lease commenced on April 10, 2014 and expired April 9, 2015. On February 27, 2015, we exercised our option to purchase the Adagio and executed a Contract to Buy and Sell Real Estate (the “Sales Contract”) with A Capital Inn, Inc. (the “Seller”). The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, the Company made a non-refundable deposit of $50,000; however, we were unable to secure proper financing to close the purchase. Subsequently, we entered into a six-month lease agreement for the monthly rate of $10,000 plus a 2½% royalty of gross lodging revenue which expires on December 31, 2015. We are currently seeking a larger property to replace the Adagio. Our ideal property would be a 20 to 25 room hotel within walking distance of the Denver metro.

On September 4, 2014, we entered into a one year lease with the owners of the Mountain Vista Bed and Breakfast (“Mountain Vista”), located at 358 Lagoon Lane in Silverthorne, Colorado (the “Mountain Vista Lease”). The Mountain Vista Lease commenced October 1, 2014 and expires September 30, 2015. The monthly rent is $3,500 per month, plus 2% of the monthly gross lodging revenue. As additional consideration, we agreed to issue the owners of the Mountain Vista 10,000 shares of our Common Stock. Pursuant to the terms of the Mountain Vista Lease, we were granted the exclusive option to purchase the Mountain Vista at the market value of the premises determined by a commercial appraisal on the option date.

On June 24, 2015, we executed a two-year lease option agreement with Hotel San Ayre, LLC for the purchase of Hotel San Ayre and its four locations in Colorado Springs, Colorado (the “Lease”). The Lease term begins on July 15, 2015 and terminates the earlier of July 14, 2017 or the closing date of the purchase thereof. The base rental amount for the first 12 months of the Lease is $12,500 and is $13,500 for the last 12 months of the Lease. We are responsible for all operation, repair, use and maintenance of the premises during the term of the Lease. Joel Schneider, our Chief Executive Officer, personally guaranteed the Lease. Upon execution of the Lease, we paid a non-refundable deposit of $30,000 which may be applied to the future purchase; however, is not considered a security deposit if the purchase option is not exercised. The purchase price for the Hotel San Ayre is $2,100,000 on an as-is basis.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this Annual Report, our Common Stock is quoted on the OTCQB under the symbol “MJMJ.” The following table sets forth the high and low sales prices for each quarter relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer closing prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
Fiscal Year 2015 (May 1, 2014 to April 30, 2015)
Fourth Quarter (ended April 30, 2015)	$ 0.15	$ 0.02
Third Quarter (ended January 31, 2015)	$ 0.26	$ 0.07
Second Quarter (ended October 31, 2014)	$ 0.53	$ 0.07
First Quarter (ended July 31, 2014)	$12.00	$ 0.23

Fiscal Year 2014 (May 1, 2013 to April 30, 2014)
Fourth Quarter (ended April 30, 2014)	$11.50	$5.00
Third Quarter (ended January 31, 2014)	N/A	N/A
Second Quarter (ended October 31, 2013)	N/A	N/A
First Quarter (ended July 31, 2013)	N/A	N/A

Holders

Records of our stock transfer agent indicate that as of July 25, 2015, we had approximately 55 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of our Common Stock held in “street name.” As of the date of this Report, we had 903,876,699 shares of Common Stock issued and outstanding.

Dividends

Historically, we have not paid dividends on our Common Stock and we currently do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

Issuance of Shares of Our Common Stock

●	Pursuant to the terms of certain convertible debt instruments, we issued an aggregate of 9,290,844 in exchange of debt totaling $114,799.

●	Pursuant to employment agreements with certain individuals, we issued an aggregate of 1,605,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $853,850.

●	Pursuant to the terms of consulting agreements with certain individuals and/or entities, we issued an aggregate of 765,000 shares of our Common Stock having an aggregate fair market value on the date of issuance of $199,400.

●	Pursuant to a private placement, we issued an aggregate of 700,000 shares of our Common Stock to two entities and two individuals for an aggregate purchase price of $15,000.

●	Pursuant to the terms of a loan consolidation, we issued 350,000 shares of our Common Stock to an entity as an inducement for the transaction having a fair market value on the date of issuance of $8,864.

●	Pursuant to the terms of certain agreements, we issued an aggregate of 67,000 shares of our Common Stock having a fair market value on the date of issuance of $78,800.

Issuance of Common Stock Purchase Warrants

On May 21, 2014, we issued a Warrant for the purchase of 7,500 shares of our Common Stock to each of two individuals for services to be rendered (the “May 2014 Service Warrants”). The May 2014 Service Warrants have exercisable terms of three years at $1.50 per share. The fair value of the May 2014 Service Warrants of $159,948 was determined by using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) on the date of the grant. The fair value of the May 2014 Service Warrants was recorded as an expense in the accompanying consolidated financial statements.

On May 21, 2014, we issued a Warrant for the purchase of 62,500 shares of our Common Stock in connection with the issuance of a convertible promissory note (the “May 2014 Warrant”) In September 2014, the May 2014 Warrant was canceled (see Note 4 in the accompanying consolidated financial statements).

On July 10, 2014, we issued Warrants for the purchase of an aggregate of 125,000 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “July 2014 Warrants”). In September 2014, the July 2014 Warrants were canceled (see Note 4 in the accompanying consolidated financial statements).

On August 13, 2014, we issued a Warrant for the purchase of 513,333 shares of our Common Stock in connection with the issuance of a convertible promissory note (the “August 2014 Warrant”) (see Note 4 in the accompanying consolidated financial statements). The August 2014 Warrant has an exercisable term of five years and is exercisable at $0.132 per share. The fair value of the August 2014 Warrant of $126,476 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $2,691. The fair value of the August 2014 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements. On June 26, 2015, the holder of the warrant exercised 35,714,285 at an exercise price of $0.0007. The holder surrendered 6,944,444 as part of the cashless conversion. There are 61,085,658 shares eligible for purchase under this warrant.

On October 22, 2014, we issued a Warrant for the purchase of 176,471 shares of our Common Stock in connection with the issuance of a convertible promissory note (the “October 2014 Warrant”) (see Note 4 in the accompanying consolidated financial statements). The October 2014 Warrant has an exercisable term of five years and is exercisable at $0.17 per share. The fair value of the October 2014 Warrant of $26,982 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $1,024. The fair value of the October 2014 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements.

On February 9, 2015, we issued Warrants for the purchase of an aggregate of 458,333 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “February 2015 Warrant”) (see Note 6 in the accompanying consolidated financial statements). The February 2015 Warrant has an exercisable term of five years, is exercisable at $0.06 per share and contains provisions for a cashless exercise. The fair value of the February Warrant of $47,732 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $240. The fair value of the February 2015 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements.

(The remainder of this page intentionally left blank.)

Issuance of Convertible Promissory Notes

The following table sets forth the issuance of convertible debt instruments during the fiscal year ended April 30, 2015. All funds received were used for working capital:

Issue Date Due Date	Interest Rate	Original Amount	Balance at Report Date		Conversion Rate
5/2/14 4/30/15	8%	$50,000	$—	(1)	NA
6/16/14 6/16/15	10%	$23,750	$23,750	(2)	$1.00 per share
7/1/14 7/1/15	10%	$23,750	$23,750	(3)	$1.00 per share
8/13/14 2/13/16	8%	$61,600	$59,839	(4)	60% discount to the lowest daily volume weighted average price for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion
9/17/14 9/12/15	8%	$52,500	$42,500	(5)	43% discount of the lowest trading price for the 18 days prior to conversion
9/30/14 7/10/15	8%	$86,000	$77,876	(6)	Lesser of $0.10 or a 45% discount to the market price
10/22/14 3/22/16	10%	$60,000	$41,250	(7)	$0.25 per share subject to certain adjustments
11/26/14 8/26/15	8%	$50,000	$50,000	(8)	45% discount to the average of the lowest two trading prices during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion
12/22/14 12/22/15	10%	$50,000	$50,000		Lesser of $0.08 or a 50% discount to the market price during the 20 consecutive trading days prior to the conversion date
2/9/15 7/9/16	10%	$27,500	$27,500		60% discount of the lowest daily volume weighted average for the 20 days prior to conversion
3/13/15 3/13/16	8%	$52,500	$52,500	(5)	43% discount of the lowest trading price for the 18 days prior to conversion
3/16/15 3/16/16	5%	$99,340	$47,840	(9)	Lesser of (i) a 50% discount to the market price during the 20 consecutive trading days prior to the conversion date or (ii) $0.001
3/20/15 3/20/16	8%	$50,000	$50,000	(10)	45% discount to the average of the lowest two trading prices during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion
4/2/15 4/2/16	8%	$73,500	$73,500	(11)	55% discount of the average lowest 3 trading price of our Common Stock for the 10 days prior to conversion
4/10/15 10/10/15	10%	$25,000	$25,000		48% discount to the lowest intra-day trading price for the 15 days prior to conversion
4/20/15 4/20/16	8%	$53,244	$53,244	(12)	48% discount to the lowest intra-day trading price for the 15 days prior to conversion

(1)	Although this convertible note was issued on April 30, 2014, the funding occurred on May 2, 2014. At April 30, 2015, this convertible note was in default, however it was purchased by a third party on May 22, 2015. See Recent Events footnote 1 for details.

(2)	This convertible note was purchased by a third party on June 12, 2015. See Recent Events footnote 4 for details.

(3)	This convertible note was purchased by a third party on June 12, 2015. See Recent Events footnote 4 for details.

(4)	On August 13, 2014, we received payment of $50,000, net of legal fees of $6,000 and original issue discount of $5,600. We also issued a Common Stock Purchase Warrant for the purchase of 513,333 shares of our Common Stock. The five-year warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise and anti-dilution. On June 26, 2015, using the cashless provision and adjusting for dilution, 35,714,285 shares of our Common Stock were issued, while Common Stock Purchase Warrants for the purchase of 6,944,444 shares were forfeited.

(5)	On September 12, 2014, we issued two 8% Convertible Redeemable Notes each in the amount of $52,500 for an aggregate principal amount of $105,000 (the “First September 2014 Note” and “Second September 2014 Note”). On September 17, 2014, we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000, under the First September 2014 Note. On March 13, 2015, we received payment of $45,000 net of legal fees of $2,500 and finder’s fees of $5,000, under the Second September 2014 Note. Prior to April 30, 2015, $10,000 was converted into 570,342 shares of our Common Stock. Between May 1, 2015 and the date of this Report, $98,936.07 was converted into 123,435,320 shares of our Common Stock.

(6)	This convertible note replaced certain convertible notes dated May 15, and July 10, 2014 on September 30, 2014, and contained provisions wherein we (i) issued 350,000 shares of our Common Stock to the entity and (ii) canceled 125,000 previously authorized but unissued warrants to purchase shares of our Common Stock. Prior to April 30, 2015, $8,124 was converted into 889,814 shares of our Common Stock. Between May 1, 2015 and the date of this Report, $85,541 was converted into 94,626,663 shares of our Common Stock.

(7)	This convertible note is to be funded in four tranches. The first tranche of $60,000, net of $5,000 in legal fees and the original issue discount of $5,000, was funded on October 22, 2014 and was immediately deemed eligible for conversion. The funding of the remaining three tranches in the amount of $55,000 each (net of the original issue discount of $5,000) is yet to be determined, but will be deemed eligible for conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four warrants to purchase shares of our Common Stock (“Warrant(s)”) (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrants #2, #3 and #4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding. Prior to April 30, 2015, $21,861 was converted into 2,186,087 shares of our Common Stock. Between May 1, 2015 and the date of this Report, $52,039 was converted into 73,404,597 shares of our Common Stock.

(8)	On November 26, 2014, we received payment of $50,000, net of legal fees of $3,000 expense of $2,750.

(9)	This convertible note was purchase on March 16, 2015 from an entity holding convertible notes dated March 20 and April 7, 2014 with aggregate principal and interest of $99,340. Prior to April 30, 2015, $51,000 was converted into 3,891,033 shares of our Common Stock. Between May 1, 2015 and the date of this Report, $47,840 was converted into 60,771,144 shares of our Common Stock.

(10)	On March 20, 2015, we received payment of $50,000, net of legal fees of $3,000 expense of $2,750.

(11)	This convertible note was purchase on April 2, 2015 from an entity holding convertible notes dated March 20 and April 7, 2014 with aggregate principal and interest of $73,500. Between May 1, 2015 and the date of this Report, $73,000 was converted into 70,003,488 shares of our Common Stock.

(12)	This convertible note was purchase on April 20, 2015 from an entity holding a convertible note dated April 30, 2014 with aggregate principal and interest of $53,244. Between May 1, 2015 and the date of this Report, $35,496 was converted into 50,708,285 shares of our Common Stock.

Exemptions from Registration

In connection with above-mentioned sales of unregistered securities for cash purchased by individuals and entities, each investor represented that they were accredited investors (as defined by Rule 501 of Regulation D under the Securities Act of 1933) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be either registered under the Securities Act or in reliance upon an available exemption from registration. No general solicitation was undertaken by the Company in connection with the offer or sale of these securities. All of the individuals and entities listed above that purchased the unregistered securities for cash were all known to the Company and its management through pre-existing business relationships, as long standing business associates and friends. All purchasers were provided access to all material information that they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with their purchases. All certificates or agreements representing such securities were issued with restrictive legends that prohibited further transfer of the securities or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. In connection with the above-mentioned issuances of unregistered securities for cash, the Company made such issuances in reliance upon Rule 506 of Regulation D under the Securities Act.

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

Company Overview

Our primary focus includes providing lodging, events, spa services and brand merchandising concentrated in the cannabis industry. Our operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis-friendly lodging and providing value added services of information and entertainment to consumers supporting the recreational marijuana industry. While our services are currently concentrated only in Colorado, we believe that our business model can easily be expanded as recreational marijuana becomes legal in other states.

Liquidity and Capital Resources

We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure; however, none of this can be assured. We believe that we will need approximately $1 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. Our cash balance at April 30, 2015 was $44,990.

We believe that we will achieve operating profitability during the quarter ending April 30, 2016; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that profitability will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

As of April 30, 2015, our working capital deficit was $570,791, our accumulated deficit was $2,934,048 and our stockholders’ deficit was $745,898. Operating loss was $2,123,225 and $237,398 for the years ended April 30, 2015 and 2014, respectively. Our net loss was $2,680,584 and $238,140 for the years ended April 30, 2015 and 2014, respectively.

Results of Operations

Revenue, net and Gross Profit

Revenue for the year ended April 30, 2015 was $609,113 as compared to $16,234 for the year ended April 30, 2014. Our revenue during the year ended April 30, 2015 was primarily derived from the sale of rooms and merchandise in our Bud + Breakfast properties. Our gross profit for the year ended April 30, 2015 was $193,444 compared to $10,066 gross profit for year ended April 30, 2014.

Operating Expenses

For the year ended April 30, 2015, general and administration costs were $2,291,155, sales and marketing costs were $19,906 and depreciation expense was $5,608. For the year ended April 30, 2014, general and administration costs were $232,586, sales and marketing costs were $5,892 and depreciation expense was

$8,986. The change is primarily due to stock based compensation and increased activity in our Bud + Breakfast operations.

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

Stock Based Compensation

We calculate share-based compensation expense for option awards and certain warrant issuances (“Share-based Awards”) based on the estimated grant/issue date fair value using the Black-Sholes Model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. We have not included an estimate for forfeitures due to our limited history and we revise based on actual forfeitures each period. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes

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

New Accounting Pronouncements

During the year ended April 30, 2015 and through this date, the Financial Accounting Standards Board has issued various Accounting Standards Updates through Accounting Standards Codification No. 2015-11, most of which are specific in nature.  We have made a determination that these updates do not currently impact our financial reporting process and we do not believe that they will materially affect us in the future.

Recent Events Since April 30, 2015

Amendment to Articles of Incorporation

On May 11, 2015, the Board of Directors and shareholders owning a majority of the shares outstanding of the Company approved an increase in its authorized shares of common stock. The Company filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares, $0.001 par value per share.

On June 19, 2015, the Board of Directors designated 100,000 shares of its blank check preferred stock as Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.

On June 25, 2015, the Board of Directors and a majority of the shareholders approved an increase in its authorized shares and filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized capital to 2,002,000,000 shares including 2,000,000,000 shares of common stock, $0.001 par value per share, and 2,000,000 of preferred stock, $0.001 par value per share.

Lease with Hotel San Ayre, LLC

On June 24, 2015, the Company executed a Lease Option Agreement (the “Lease”) with Hotel San Ayre, LLC for the purchase of Hotel San Ayre and its four property locations in Colorado Springs, Colorado. The two-year lease option term commences on July 15, 2015 and terminates the earlier of July 14, 2017 or the closing date of the purchase thereof. The base rental amount for the first 12 months of the Lease is $12,500 and is $13,500 for the last 12 months of the Lease. The Company is responsible for all operation, repair, use and maintenance of the premises during the term of the Lease. Joel Schneider, the Company’s Chief Executive Officer, personally guaranteed the Lease.

Upon execution of the Lease, the Company paid a hard deposit of $30,000 which may be applied to the future purchase; however, is not considered a security deposit and is not refundable if the purchase option is not exercised. The purchase price for the Hotel San Ayre is $2,100,000 on an as-is basis.

Unregistered Sales of Equity Securities

Issuances of Convertible Promissory Notes

The following table sets forth the issuance of convertible debt instruments subsequent to the fiscal year ended April 30, 2015. All funds received were used for working capital:

Issue Date Due Date	Interest Rate	Original Amount	Balance at Report Date		Conversion Rate
5/22/15 5/22/16	12%	$53,275	$53,275	(1)	40% discount of the lowest trading price for the 10 days prior to conversion
5/22/15 5/22/16	12%	$38,000	$38,000	(2)	40% discount of the lowest trading price for the 10 days prior to conversion
6/11/15 6/11/16	8%	$60,000	$60.000	(3)	57% discount of the lowest trading price for the 20 days prior to conversion
6/12/15 6/12/16	8%	$52,087	$52,087	(4)	59% discount of the lowest trading price for the 20 days prior to conversion
6/12/15 6/12/16	8%	$30,000	$30,000	(5)	59% discount of the lowest trading price for the 20 days prior to conversion
6/23/15 6/23/16	8%	$69,000	$69,000	(6)	Lesser of 50% of the lowest sale price in (i) the 25 trading days immediately prior to the original issue date or (ii) the 25 trading days prior to the conversion date
6/30/15 6/30/16	8%	$50,750	$50,750	(7)	55% discount of the 2 lowest trading prices for the 5 days prior to conversion

(1)	This convertible note was purchase on May 22, 2015 from an entity holding a convertible note dated April 30, 2014 with aggregate principal and interest of $53,275. Between May 22, 2015 and the date of this Report, $53,275 was converted into 59,931,882 shares of our Common Stock.

(2)	On May 22, 2015, we received a payment of $38,000, net of legal fees of $5,000.

(3)	On June 11, 2015, we received a payment of $60,000, net of legal fees of $3,000.

(4)	This convertible note was purchase on June 12, 2015 from an entity holding convertible note dated June 16, 2014 and July 1, 2015 with aggregate principal and interest of $52,087. Between June 12, 2015 and the date of this Report, $52,272 was converted into 66,394,959 shares of our Common Stock.

(5)	On June 12, 2015, we received a payment of $30,000, net of legal fees of $1,500.

(6)	On June 23, 2015, we received a payment of $69,000, net of legal fees of $3,000 and expense of $6,000.

(7)	On June 30, 2015, we received a payment of $50,750, net of legal fees of $2,750 and expense of $3,000.

Conversion of Debt

Between May 1, 2015 and the date of this report, we converted debt in the aggregate amount of $661,322 into 869,238,855 shares of our Common Stock.

Amendment of Convertible Debt Instrument

On July 10, 2015, we agreed to amend a secured convertible promissory note originally entered into on October 22, 2014 in the principal amount of $225,000, of which we only received $50,000. The amendment provides that we may not prepay the note without the written consent of the noteholder. The amendment deleted all prior conversion terms and now allows the investor to convert the remainder of the debt at a conversion price equal to 50% of the lowest closing bid price of our common stock in the twenty (20) trading days immediately preceding conversion. The change in conversion terms was beneficial to us in that it reduced the effective conversion discount of the note from 65% to 50% and eliminated all true-up conditions. In addition, all warrants issued in the original transaction with the investor were canceled. The outstanding principal balance due under this note as of July 10, 2015 is $35,437.

Issuance of Series A Preferred Stock

On June 23, 2015, the Board of Directors approved the issuance of 100,000 shares of Series A Preferred Stock to Joel Schneider, the Company’s Chief Executive Office and President, for certain financial accommodations made to the Company including personal guarantees on loans and property leases.

Off-Balance Sheet Arrangements

As of April 30, 2015, we had no material off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The MaryJane Group, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of the MaryJane Group, Inc. and its subsidiaries (the “Company”), as of April 30, 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the MaryJane Group, Inc. and its subsidiaries as of April 30, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

July 27, 2015

F-1

EXPLANATORY NOTE: At the time of this filing, Harris & Gillespie is dissolved; therefore, we were unable to obtain their consent and updated opinion required to be filed as exhibits to this Report pertaining to the audit conducted by Harris & Gillespie for the year ended April 30, 2014.

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

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

August 12, 2014

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2015	2014

ASSETS
Current Assets:
Cash	$44,990	$3,431
Prepaid expenses	39,808	10,149
Employee advances	55	3,300
Total current assets	84,853	16,880

Fixed assets, net	18,313	51,436
Security deposits	14,500	10,000
Total assets	$117,666	$78,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $417,752 and $0, respectively	$327,549	$75,000
Accounts payable	23,056	12,358
Promissory note	17,160	—
Other current liabilities	287,879	50,223
Bank overdraft	—	13,757
Total current liabilities	655,644	151,338

Long-term Liabilities:
Convertible notes payable, net of debt discount of $23,237 and $0, respectively	4,263	—
Convertible debentures	—	90,000
Accrued interest	603	506
Derivative liabilities	203,145	—
Total long-term liabilities	208,011	90,506
Total liabilities	863,655	241,844

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Preferred stock - par value $0.001; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.001; 2,000,000,000 shares authorized; 30,637,844 and 17,860,000 issued and outstanding, respectively	30,638	17,860
Additional paid in capital	2,211,957	72,076
Prepaid services	(54,536)	—
Accumulated deficit	(2,934,048)	(253,464)
Total stockholders’ deficit	(745,989)	(163,528)
Total liabilities and stockholders’ deficit	$117,666	$78,316

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2015	2014

Revenues, net	$609,113	$16,234

Cost of revenue	415,669	6,168

Gross profit	193,444	10,066

Operating expenses:
General and administration	2,291,155	232,586
Sales and marketing	19,906	5,892
Depreciation	5,608	8,986
Total operating expense	2,316,669	247,464

Operating loss	(2,123,225)	(237,398)

Other income and (expense)
Miscellaneous income	25,301	—
Interest expense	(529,563)	(742)
Disposal of fixed assets	(49,142)	—
Change in fair value of derivative liability	(3,955)	—
Total other income (expense)	(557,359)	(742)

Loss before taxes	(2,680,584)	(238,140)

Provision for income taxes	—	—

Net loss	$(2,680,584)	$(238,140)

Loss per share, basic	$(0.14)	$(0.02)

Weighted average number of shares outstanding	19,400,827	13,729,347

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Prepaid	Accumulated
	Shares	Amount	in Capital	Services	Deficit	Total

Balance, April 30, 2013	9,140,000	9,140	10,260	—	(15,324)	4,076
Issuance of shares pursuant to stock purchase agreement	1,220,000	1,220	10,980	—	—	12,200
Shares issued to acquire Capital Growth Corporation	5,000,000	5,000	—	—	—	5,000
Shares issued to acquire the Mary Jane Group of companies	2,500,000	2,500	43,566	—	—	46,066
Forgiveness of related party loan	—	—	7,270	—	—	7,270
Net loss	—	—	—	—	(238,140)	(238,140)

Balance, April 30, 2014	17,860,000	17,860	72,076	—	(253,464)	(163,528)

Issuance of shares pursuant to stock purchase agreements	700,000	700	14,300	—	—	15,000
Issuance of shares pursuant to debt conversion agreements	9,290,844	9,291	105,508	—	—	114,799
Issuance of shares pursuant to employment agreements	1,605,000	1,605	852,245	—	—	853,850
Issuance of shares for services	1,182,000	1,182	285,882	—	—	287,064
Derivative liability associated with convertible debt	—	—	(199,190)	—	—	(199,190)
Debt discount associated with convertible debt	—	—	919,690	—	—	919,690
Warrants issued for services	—	—	161,446	—	—	161,446
Prepaid services, net of amortization	—	—	—	(54,536)	—	(54,536)
Net loss	—	—	—	—	(2,680,584)	(2,680,584)

Balance, April 30, 2015	30,637,844	30,638	2,211,957	(54,536)	(2,934,048)	(745,989)

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,680,584)	$(238,140)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Effect of merger and recapitalization pursuant to execution of Security Exchange Agreements	—	(7,124)
Depreciation	5,608	8,986
Amortization of prepaid services	799,314	—
Amortization of debt discount	478,701	—
Amortization of prepaid expense	120,492	—
Warrants issued for services	161,446	—
Common stock issued for services	110,264	—
Change in fair value of derivative liability	3,955	—
Loss on disposal of fixed assets	49,142	—
Change in operating assets and liabilities:
Prepaid expense	—	(10,149)
Other current assets	13,394	(3,300)
Accounts payable	12,198	12,358
Bank overdraft	(13,756)	13,757
Other current liabilities	257,155	50,224
Other long-term liabilities	97	505
Net cash flows used in operating activities	(682,574)	(172,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(4,500)	(10,000)
Purchase of fixed assets	(6,627)	(7,232)
Proceeds from acquisitions	—	5,000
Net cash flows used in investing activities	(11,127)	(12,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	703,100	75,000
Proceeds from promissory note	39,000	—
Proceeds from sale of common stock	15,000	12,200
Payment of promissory note	(21,840)	—
Proceeds from convertible debentures	—	90,000
Net cash flows provided by financing activities	735,260	177,200

Increase (decrease) in cash	41,559	(7,915)
Cash, beginning of year	3,431	11,346
Cash, end of year	$44,990	$3,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$9,128	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:

Shares issued per employement agreements	$853,850	$—
Shares issued for services	$161,800	$—
Shares issued to acquire fixed assets	$15,000	$—
Shares issued to acquire the Mary Jane companies	$—	$46,066

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Debt discount associated with convertible debt	$919,690	$—
Derivative liability associated with convertible debt	$(199,190)	$—
Shares issued for convertible debt	$114,799	$—
Warrants issued as loan inducement	$8,894	$—
Forgiveness of related party loan	$—	$7,270

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

On February 27, 2014, we entered into and closed a Securities Exchange Agreement by and among the Company, Capital Growth Corporation, a Colorado corporation (“CGC”) and the shareholders of CGC on February 27, 2014 (the “CGC Acquisition”) and on March 14, 2014, we entered into and closed a Securities Exchange Agreement between the Company and the managing member of Mary Jane Entertainment, LLC, Mile High Times, LLC, Mary Jane Tours, LLC, and Dab City Radio, LLC, each a Colorado limited liability company (referred to individually by name or collectively as the “Mary Jane companies”) (the “Mary Jane companies Acquisition”). As a result, we ceased being a shell company upon the acquisition of the five operating subsidiaries. Shortly thereafter, the Company changed its name to The MaryJane Group, Inc.

Subsequent to completing the CGC and Mary Jane companies Acquisitions, we formed the following Colorado limited liability corporations as wholly-owned subsidiaries, namely: Mary Jane Glassworks, LLC and Bud and Breakfast, LLC, (both organized on April 10, 2014), Mary Jane Hospitality, LLC and Mary Jane Events, LLC (both organized on July 22, 2014), and Mary Jane Designs, LLC (organized on August 28, 2014). In an effort to streamline the operation, on November 21, 2014, we dissolved the following entities; Mary Jane Tours, LLC; (ii) Mile High Times, LLC; (iii) Dab City Radio, LLC; and (iv) Mary Jane Glassworks, LLC.

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

On June 27, 2014, we entered into an Executive Employment Agreement with Charles G. Berkowitz wherein Mr. Berkowitz was hired to serve as our Chief Operating Officer for an initial term of three years. Upon execution of the Agreement, Mr. Berkowitz was issued 250,000 shares of our common stock. On August 29, 2014, our Board of Directors terminated the Executive Employment Agreement for cause retroactive to August 4, 2014.

Overview of Operating Businesses

Our primary focus includes providing lodging, events, spa services and brand merchandising concentrated in the cannabis industry. Our operating subsidiaries, as outlined herein, were formed for the purpose of providing financing to assist Colorado marijuana growers, providing cannabis-friendly lodging and providing value added services of information and entertainment to consumers supporting the recreational marijuana industry. While our services are currently concentrated only in Colorado, we believe that our business model can easily be expanded as recreational marijuana becomes legal in other states.

Legalization of recreational marijuana initially in Colorado and Washington and the growing number of jurisdictions with medical marijuana laws spawned a “Green Rush” in America in 2014. On January 1, 2014, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may legally purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. In 2015, Oregon, Alaska and the District of Columbia legalized marijuana for recreational use; however, sales currently remain banned in the District. Additionally, 23 states have legalized marijuana for medical purposes.

Capital Growth Corporation, organized on February 4, 2014 (“Capital Growth”), was formed for the purpose of providing short- and long-term financing to assist growers and retail establishments engaged in the manufacture and distribution of recreational marijuana within the State of Colorado. Since its formation, Capital Growth has not entered into any funding transactions. The Company utilizes Capital Growth as a business development company. Mary Jane Entertainment, LLC was formed to provide contracted limousine and party-bus services and currently continues to operate on a limited basis. Bud and Breakfast, LLC was formed to operate and manage our two marijuana-friendly Bud + Breakfast locations with a third location opening in mid-July 2015. We intend to actively seek additional Bud + Breakfast locations. Mary Jane Hospitality, LLC was formed to seek additional lodging and hospitality businesses located in Colorado, and to also seek the same type of businesses in other jurisdictions as recreational marijuana becomes legal in other states. Mary Jane Events, LLC was formed for the purposes of planning private and corporate events focused upon the recreational/medicinal marijuana industry. Mary Jane Designs, LLC was formed to expand and promote our branded merchandise at our properties.

Fiscal year end

We elected April 30th as our fiscal year ending date.

Basis of presentation and going concern uncertainty

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, dependent upon our ability, among other matters, to establish itself as a profitable business. At April 30, 2015, we had an accumulated deficit of $2,934,048 and for the years ended April 30, 2015 and 2014, incurred losses of $2,680,584 and $238,140, respectively.

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

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the Statements of Cash Flows, we consider amounts held by financial institutions and short-term investments with an original maturity of 90 days or less at the time of purchase to be cash and cash equivalents. Beginning January 1, 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may exceed federally insured limits. We had no interest-bearing amounts on deposit in excess of federally insured limits at April 30, 2015 and 2014.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Trade accounts receivable passed due by more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received. At April 30, 2015 and 2014, we had no trade accounts receivable.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of receivables, accounts payable, accrued expenses and short- and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates our fair value because of the short-term maturity of such instruments. We have elected not to carry our debt instruments at fair value. The carrying amount of our debt approximates fair value. Interest rates that are currently available to us for issuance of short- and long-term debt with similar terms and remaining maturities are used to estimate the fair value of the our short- and long-term debt and would be considered Level 3 inputs under the fair value hierarchy.

We have categorized our assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with GAAP. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 -	Unobservable inputs for the asset or liability.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability as detailed below. The fair value of this warrant liability is included in long-term liabilities on the accompanying consolidated financial statements.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability	$(203,145)	$—	$—	$(203,145)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the year ended April 30, 2015

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at April 30, 2014	$—
Issuances of derivative liabilities	(199,190)
Change in fair value of derivative liabilities	(3,955)
Transfers in and/out of Level 3	—
Ending balance at April 30, 2015	$(203,145)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Basic Income (Loss) Per Share

We calculate earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of convertible debt, stock options and warrants to purchase common stock of the Company. Potential common shares totaling 428,143,468 and 1,497,000 at April 30, 2015 and 2014, respectively, have been excluded from the diluted earnings per share calculation as they are anti-dilutive due to our reported net loss.

Stock Based Compensation

We recognize compensation expense for all stock based payments granted based on the grant date fair value estimated in accordance with ASC Topic 718, Share Based Payments. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions. We recognized no stock based compensation during the years ended April 30, 2015 and 2014.

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

Recently Issued and Newly Adopted Accounting Pronouncements

During the year ended April 30, 2015 and through this date, the Financial Accounting Standards Board has issued various Accounting Standards Updates through Accounting Standards Codification No. 2015-11, most of which are specific in nature.  We have made a determination that these updates do not currently impact our financial reporting process and we do not believe that they will materially affect us in the future.

Reclassifications

Certain 2014 amounts have been reclassified to conform to current year presentation.

NOTE 3 – FIXED ASSETS

Fixed assets consist of the following:

	April 30,
	2015	2014
Furniture and fixtures	$23,194	$19,752
Leasehold improvements	2,320	—
Equipment	865	40,670
	26,379	60,422
Less: accumulated depreciation	(8,066)	(8,986)
TOTAL PROPERTY AND EQUIPMENT	$18,313	$51,436

Depreciation expense for the years ended April 30, 2015 and 2014 was $5,608 and $8,986, respectively.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

A summary of our convertible promissory notes is as follows:

Issue Date Due Date	Interest Rate	Original Amount	Current Balance		Conversion Rate
4/07/14 4/30/15	5%	$50,000	$—	(1)	NA
4/07/14 4/30/15	5%	$35,000	—	(2)	NA
4/23/14 4/23/15	10%	$48,500	—	(3)	NA
4/30/14 4/30/15	8%	$50,000	50,000	(4)	NA
5/21/14 5/21/15	8%	$50,000	—	(5)	NA
6/16/14 6/16/15	8%	$23,750	23,750		$1.00 per share
7/01/14 7/01/15	8%	$23,750	23,750		$1.00 per share
7/10/14 7/10/15	8%	$36,000	—	(6)	NA
8/13/14 2/13/16	8%	$61,600	59,839	(7)	60% discount to the lowest daily volume weighted average price for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion
9/12/14 9/12/15	8%	$52,500	42,500	(8)	43% discount of the lowest trading price of our Common Stock for the 18 days prior to conversion
9/30/14 7/10/15	8%	$86,000	77,876	(9)	lesser of $0.10 or a 45% discount to the market price
10/22/14 3/22/16	10%	$60,000	41,250	(10)	$0.25 per share, subject to certain adjustments
11/26/14 8/26/15	8%	$50,000	50,000		45% discount to the average of the lowest two trading prices during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion
12/22/14 12/22/15	10%	$50,000	50,000		lesser of $0.08 or a 50% discount to the market price during the 20 consecutive trading days prior to the conversion date
3/13/15 3/13/16	8%	$52,500	52,500	(8)	43% discount of the lowest trading price of our Common Stock for the 18 days prior to conversion
3/16/15 3/16/16	5%	$99,340	$47,840	(11)	Lesser of (i) a 50% discount to the market price during the 20 consecutive trading days prior to the conversion date or (ii) $0.001
3/20/15 3/20/16	8%	$50,000	50,000		45% discount to the average of the lowest two trading prices during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion
4/2/15 4/2/16	8%	$73,500	73,500	(12)
4/2/15 4/2/16	8%	$42,000	42,000
4/10/15 10/10/15	10%	$25,000	25,000		48% discount from the lowest intra-day trading price for the 15 days prior to the date of conversion
4/20/15 4/20/16	8%	$53,244	35,496	(13)	48% discount from the lowest intra-day trading price for the 15 days prior to the date of conversion
			745,301
Unamortized debt discount			(417,752)
			$327,549

(1)	This convertible note (including principal and accrued interest) was purchased by a third party on March 16, 2015. See #11 above and below.

(2)	This convertible note (including principal and accrued interest) was purchased by a third party on April 2, 2015. See #12 above and below.

(3)	This convertible note (including principal and accrued interest) was purchased by a third party on April 20, 2015. See (#13) above and below.

(4)	At April 30, 2014, this convertible note was in default, however it was purchased by a third party on May 22, 2015. See Note 11.

(5)	This convertible note (including principal and accrued interest) was combined with #6 (see above and below) and replaced with #9 (see above and below) on September 30, 2014.

(6)	This convertible note (including principal and accrued interest) was combined with #5 (see above and below) and replaced with #9 (see above and below) on September 30, 2014.

(7)	This convertible note (including principal and accrued interest) was transferred from long term convertible debt on February 9, 2015. See #3 in Note 7. We also issued a Common Stock Purchase Warrant for the purchase of 513,333 shares of our Common. The five-year warrant is exercisable at $0.132 per share and contains provisions for a cashless exercise.

(8)	On September 12, 2014, we issued two 8% Convertible Redeemable Notes each in the amount of $52,500 for an aggregate principal amount of $105,000 (the “First September 2014 Note” and “Second September 2014 Note”). On September 17, 2014, we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000, under the First September 2014 Note. On March 13, 2015, we received payment of $45,000, net of legal fees of $2,500 and finder’s fees of $5,000, under the Second September 2014 Note. Prior to April 30, 2014, $10,000 was converted into 570,342 shares of our Common Stock.

(9)	This convertible note replaced #s 5 and 6 above on September 30, 2014, and contained provisions wherein we (i) issued 350,000 shares of our Common Stock to the entity and (ii) canceled 62,500 warrants to purchase shares of our Common Stock and 125,000 previously authorized but unissued warrants to purchase shares of our Common Stock. On April 29, 2015, $8,124 was converted into 889,814 shares of our Common Stock.

(10)	This convertible note (including principal and accrued interest) was transferred from long term convertible debt on March 22, and the original issue discount of $5,000, was funded on October 22, 2014 and was immediately deemed eligible for conversion. The funding of the remaining three tranches in the amount of $50,000 each (net of the original issue discount of $5,000) is yet to be determined, but will be deemed eligible for conversion on the date of funding. In conjunction with the issuance of the October Note, we issued four warrants to purchase shares of our Common Stock (“Warrant(s)”) (designated Warrant #1, Warrant #2, Warrant #3 and Warrant #4). Warrant #1 is for the purchase of 176,471 shares of our Common Stock. Warrants #2, #3 and #4 are for an amount determined by dividing $27,500 by our Common Stock’s market price on the date corresponding with the second, third and fourth funding. Prior to April 30, 2015, $21,861 was converted into 2,186,087 shares of our Common Stock.

(11)	This convertible note was purchased from #1 above, and #1 in Note 7. On April 7, April 15, April 22, and April 30, 2015, $25,000, $10,000, $10,000, and $6,000 were converted into 616,523, 1,000,000, 1,000,000, and 1,274,510 shares of our Common Stock, respectively.

(12)	This convertible note was purchased from #2 above, and #2 in Note 7.

(13)	This convertible note was purchased from #3 above. On April 23, 2015, $17,748 was converted into 1,613,445 shares of our Common Stock.

NOTE 5 – PROMISSORY NOTES

On February 12, 2015, we entered into a loan agreement with an entity and borrowed $39,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $553, or an aggregate of $55,300, to repay the principal balance and interest in full.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	April 30,
	2015	2014
Payroll tax liability	$182,142	$13,290
Accrued IRS and state interest and penalties	41,812	—
Accrued lodging and sales tax	35,269	—
Accrued interest expense	22,373	236
Accrued payroll	4,424	24,508
Other current liabilities	1,858	499
Accrued outside services	—	11,690
TOTAL OTHER CURRENT LIABILITIES	$287,878	$50,223

NOTE 7 – LONG-TERM CONVERTIBLE DEBT

A summary of our long-term convertible promissory notes is as follows:

Issue Date Due Date	Interest Rate	Original Amount	Current Balance		Conversion Rate
3/20/14 3/20/17	5%	$45,000	$—	(1)	NA
3/20/14 3/20/17	5%	$45,000	—	(2)	NA
8/13/14 2/13/16	8%	$61,600	—	(3)	NA
10/22/14 3/22/16	10%	$60,000	—	(4)	NA
2/9/15 7/9/16	10%	$27,500	27,500	(5)	60% discount to the lowest daily volume weighted average price for (i) the 20 trading days immediately prior to the original issue date or (ii) the 20 trading days prior to the date of conversion
			27,500
Unamortized debt discount			(23,237)
			$4,263

(1)	This 5% debenture (including principal and accrued interest) was purchased by a third party on March 16, 2015. See #11 in Note 4 – Convertible Promissory Notes.

(2)	This 5% debenture (including principal and accrued interest) was purchased by a third party on April 2, 2015. See #12 Note 4 – Convertible Promissory Notes.

(3)	This convertible note (including principal and accrued interest) was transferred to short term convertible debt on February 9, 2015. See #7 in Note 4 – Convertible Promissory Notes.

(4)	This convertible note (including principal and accrued interest) was transferred to short term convertible debt on March 22, 2015. See #10 in Note 4 – Convertible Promissory Notes.

(5)	We issued a Common Stock Purchase Warrant for the purchase of 458,333 shares of our Common Stock to an entity. See Note 8.

NOTE 8 – CAPITAL STOCK

Preferred Stock

At April 30, 2015 we had 2,000,000 shares of preferred stock, $0.001 par value authorized (the “Preferred Shares”). We had no Preferred Shares outstanding at April 30, 2015.

Common Stock

At April 30, 2015 we had 200,000,000 shares of common stock, $0.001 par value authorized (the “Common Shares”), with 30,637,844 Common Shares issued and outstanding. We also had 428,143,468 Common Shares reserved for potential debt conversions at April 30, 2015.

Common Stock Issuances During the Year Ended April 30, 2015

Shares Issued	Fair Market Value of Shares Issued	Purpose
9,290,844	$114,799	Debt conversion
1,605,000	853,850	Pursuant to terms of employment agreements
755,000	196,000	Pursuant to terms of consulting agreements
700,000	15,000	Pursuant to private placements agreements
350,000	8,864	Loan consideration
57,000	29,900	Services rendered
20,000	52,300	Pursuant to terms of property lease agreements
12,777,844	$1,270,713

Common Stock Issuances During Year Ended April 30, 2014

During May and June 2013, we entered into a Securities Purchase Agreement with multiple investors for the issuance and sale of Company Shares (the “May/June 2013 Private Placement”). The May/June 2013 Private Placement closed on June 21 2013, through which we sold an aggregate of 1,220,000 Company Shares at $0.01 per share, for an aggregate purchase price of $12,200. Company Shares included in the May/June 2013 Private Placement were registered pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 which was deemed effective by the Securities Exchange Commission (“SEC”) on April 12, 2014 (the “April 12, 2014 Form S-1").

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

Warrant Activity during the Year Ended April 30, 2015

On May 21, 2014, we issued Warrants to purchase 7,500 shares of our Common Stock to each of two individuals for services to be rendered (the “May 2014 Service Warrants”). The May 2014 Service Warrants have an exercisable term of three years and are exercisable at $1.50 per share. The fair value of the May 2014 Service Warrants of $159,948 was determined by using the Black-Scholes Model on the date of the grant. The fair value of the May 2014 Service Warrants was recorded as an expense in the accompanying consolidated financial statements.

On May 21, 2014, we also issued a Warrant for the purchase of 62,500 shares of our Common Stock in connection with the issuance of a convertible promissory note (the “May 2014 Warrant”) In September 2014, the May 2014 Warrants were canceled (see Note 4).

On July 10, 2014, we issued Warrants for the purchase of an aggregate of 125,000 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “July 2014 Warrants”). In September 2014, the July 2014 Warrants were canceled (see Note 4).

On August 13, 2014, we issued a Warrant for the purchase of an aggregate of 513,333 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “August 2014 Warrant”) (see Note 4). The August 2014 Warrant have an exercisable term of five years and are exercisable at $0.132 per share. The fair value of the August 2014 Warrant of $126,476 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $2,691. The fair value of the August 2014 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements.

On October 22, 2014, we issued a Warrants for the purchase of an aggregate of 176,471 shares of our Common Stock in connection with the issuance of a convertible promissory note (the “October 2014 Warrant”) (see Note 4). The October 2014 Warrant have an exercisable term of five years and are exercisable at $0.17 per share. The fair value of the October 2014 Warrant of $26,982 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $1,024. The fair value of the October 2014 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements.

On February 9, 2015, we issued a Warrant for the purchase of an aggregate of 458,333 shares of our Common Stock in connection with the issuance of convertible promissory notes (the “February 2015 Warrant”) (see Note 6). The five-year February 2015 Warrant is exercisable at $0.06 per share and contains provisions for a cashless exercise. The fair value of the February Warrant of $47,732 was determined by using the Black-Scholes Model on the date of the grant. The change in fair value as of April 30, 2015 was determined to be $240. The fair value of the February 2015 Warrant was recorded as a derivative liability and the change in fair value was recorded as an interest expense in the accompanying consolidated financial statements.

Warrant Activity during the Year Ended April 30, 2014

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

Stock Options

Effective May 9, 2014, we established the MaryJane Group, Inc. 2014 Equity Incentive Plan ("2014 Plan”) pursuant to which 1,000,000 shares of our Company Shares were reserved for issuance upon the exercise of options ("2014 Plan Option(s)”). The 2014 Plan was designed to serve as an incentive for retaining our qualified and competent key employees, officers and directors, and certain consultants and advisors. The 2014 Plan Options have an exercise period of ten years from the date of issuance. At April 30, 2015, no options were granted under the 2014.

NOTE 9 – INCOME TAXES

At April 30, 2015, we had a federal net operating tax loss carry-forward of approximately $3,000,000. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	Tax Years Ended April 30,
	2015	2014
Expected income tax benefit at statutory rate of 34%	$(997,577)	$(86,178)
Change in valuation account	997,577	86,178
Income tax expense (benefit)	$—	$—

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Tax Years Ended April 30,
	2015	2014
Deferred Tax Assets:
Tax benefit of net operating loss carry-forward	$997,577	$86,178
Less: valuation allowance	(997,577)	(86,178)
Net deferred tax asset	$—	$—

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Leases

On July 21, 2014, we relocated our principal office, and that of our subsidiaries, to 910 Sixteenth Street, Suite 412, Denver, Colorado 80202 when we entered into a three-year lease. We lease 1,129 square feet of office space under the lease which expires on July 31, 2017. The monthly lease amount through July 31, 2015 is $1,505; thereafter, it increases to $1,600 and $1,700 on August 1, 2015 and 2016, respectively. The lease permits a one-time extension of the lease for a two-year period with the lease amount being increased to $1,800 and $1,900, respectively. Rent expense for the period from July 21, 2014 to April 30, 2015 was $13,545.

As of April 30, 2015, future minimum rental payments are as follows:

Years Ending April 30,
2015	$18,915
2016	20,100
2017	5,100
Total	$44,115

On September 1, 2013, we entered into a Commercial Lease Agreement (the “2013 Lease”) for 4,000 square feet of office and warehouse space expiring November 30, 2018. The base lease rate is $2,699 per month. The lease was terminated as of August 1, 2014. Rent expense for the periods from May 1, 2014 to July 31, 2014 and September 1, 2013 to April 30, 2014 was $8,097 and $21,592, respectively.

On April 1, 2014, we entered into a Commercial Lease Agreement (the “2014 Lease”) for 4,000 square feet of retail and warehouse space expiring November 30, 2018. The base lease rate is $2,950 per month. The lease was terminated as of August 1, 2014. Rent expense for the periods from May 1, 2014 to July 31, 2014 and April 1, 2014 to April 30, 2014 was $8,850 and $2,950, respectively.

Property Leases

On April 9, 2014 we entered into a one year lease with the owner of the Adagio Vista Bed and Breakfast (“Adagio”) located at 1430 Race Street, Denver, Colorado (the “Adagio Lease”). The Adagio Lease commenced April 10, 2014 and expires April 9, 2015. The monthly rent is $9,000 per month, plus 2 1/2% of the monthly gross lodging revenue. As additional consideration, we issued the owner of the Adagio 10,000 shares of our Common Stock. We entered into a six-month lease agreement for the monthly rate of $10,000 plus a 2 ½ % gross revenue royalty which ends on December 31, 2015. As additional consideration, we put down an additional $10,000 as a refundable deposit.

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

Income Taxes Returns

Federal and state income tax returns for the partial fiscal year ended April 30, 2012 and the fiscal years ended April 30, 2013 and 2014 have not been filed. No taxable income was reported during those periods; therefore, no taxes will be due. Penalties and interest related to non-filing of the returns may be due, however management has determined that charges, if any, will be nominal and no accrual for this expense has been recorded in the accompanying consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Corporate Actions

Amendment to Articles of Incorporation

On May 11, 2015, the Board of Directors and shareholders owning a majority of the shares outstanding of the Company approved an increase in its authorized shares of common stock. The Company filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock from 200,000,000 to 1,000,000,000 shares, $0.001 par value per share.

On June 19, 2015, the Board of Directors designated 100,000 shares of its blank check preferred stock as Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.

On June 25, 2015, the Board of Directors and a majority of the shareholders approved an increase in its authorized shares and filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized capital to 2,002,000,000 shares including 2,000,000,000 shares of common stock, $0.001 par value per share, and 2,000,000 of preferred stock, $0.001 par value per share.

Issuance of Series A Preferred Stock

On June 23, 2015, the Board of Directors approved the issuance of 100,000 shares of Series A Preferred Stock to Joel Schneider, the Company’s Chief Executive Office and President, for certain financial accommodations made to the Company including personal guarantees on loans and property leases.

Formation of Subsidiaries

We formed two subsidiaries, MJ Ranch, LLC and SA Hotel, LLC, on June 8 and June 23 2015, respectively. MJ Ranch, LLC will be used to search for a new property that is suitable to host Cannacamp. SA Hotel, LLC will be used to develop and maintain operations for our new property in Colorado Springs, CO.

Property Transactions

Hotel San Ayre

On June 24, 2015, the Company executed a Lease Option Agreement (the “Lease”) with Hotel San Ayre, LLC for the purchase of Hotel San Ayre and its four property locations in Colorado Springs, Colorado. The two-year lease option term commences on July 15, 2015 and terminates the earlier of July 14, 2017 or the closing date of the purchase thereof. The base rental amount for the first 12 months of the Lease is $12,500 and is $13,500 for the last 12 months of the Lease. The Company is responsible for all operation, repair, use and maintenance of the premises during the term of the Lease. Joel Schneider, the Company’s Chief Executive Officer, personally guaranteed the Lease.

Upon execution of the Lease, the Company paid a hard deposit of $30,000 which may be applied to the future purchase; however, is not considered a security deposit and is not refundable if the purchase option is not exercised. The purchase price for the Hotel San Ayre is $2,100,000 on an as-is basis.

Adagio

On February 27, 2015, we exercised our option to purchase the Adagio and executed a Contract to Buy and Sell Real Estate (the “Sales Contract”) with A Capital Inn, Inc. (the “Seller”). The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, the Company made a non-refundable deposit of $50,000 and on May 15, 2015 we made an additional $25,000 non-refundable deposit; however, we were unable to secure proper financing to close the purchase. Subsequently, we entered into a six-month lease agreement for the monthly rate of $10,000 plus a royalty of 2 ½% of gross lodging revenue which ends on December 31, 2015. We are currently seeking a larger property to replace the Adagio. Our ideal property would be a 20 to 25 room hotel within walking distance of the Denver metropolitan area.

Canna-camp

On May 22, 2015, we entered into a joint-venture agreement with the owners of the Wilderness Trails Ranch, LLC to open an exclusive cannabis resort near Durango, Colorado. As of July 2, 2105 we withdrew our position in the joint-venture due to our partner’s lack of ability to perform. We are currently seeking a new location for Canna-camp 2016. The Company spent approximately $20,000 towards this project and is seeking to recoup $10,000 from our property partner.

Issuance of Convertible Debt

On June 1, 2015, we entered into an agreement with an investor to retire certain outstanding debt in exchange for another convertible promissory note in the principal amount of $53,274 bearing interest at 12% annually. The principal and all accrued but unpaid interest is due on May 26, 2016. In addition, we issued and sold a convertible promissory note bearing interest at 12% annually, compounded monthly, in the principal amount of $48,000. The principal and all accrued but unpaid interest is due on May 22, 2016. We agreed to pay the investor’s expenses associated with the transaction in the amount of 5,000. The note is convertible at a price of the lesser of (i) $0.02 per share or (ii) 40% of the lowest Trading Price in the 10 trading days prior to conversion. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock. The holder has the right to waive this term upon 61 days’ notice to us.

On June 11, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $60,000. This note matures on June 11, 2016 and is convertible at 57% of the lowest trading price for the 20 days prior to the conversion date. We received $57,000 in net proceeds from this transaction which we used for general working capital.

On June 12, 2015, a third party purchased two Convertible Promissory Notes issued on June 16, 2014 and July 1, 2014. We issued a Convertible Promissory Note in the aggregate amount of $52,087 and an 8% Convertible Promissory Note in the aggregate amount of $30,000. The notes mature June 12, 2016 and is convertible at 59% of the lowest trading price for the 20 days prior to the conversion date. We received $28,500 in net proceeds from this transaction which we used for general working capital.

On June 23, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $69,000. The note matures June 23, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issue Date or (ii) the 25 trading days prior to the conversion date. We received $60,000 in net proceeds from this transaction which we used for general working capital.

On June 30, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $50,750. The note matures March 30, 2016 and is convertible at 55% of the average of the two lowest prices in the prior 5 trading days prior to the conversion date. We received $45,000 in net proceeds from this transaction which we used for general working capital.

Amendment of Convertible Debt Instrument

            On July 10, 2015, we agreed to amend a secured convertible promissory note originally entered into on October 22, 2014 in the principal amount of $225,000, of which we only received $50,000. The amendment provides that we may not prepay the note without the written consent of the noteholder. The amendment deleted all prior conversion terms and now allows the investor to convert the remainder of the debt at a conversion price equal to 50% of the lowest closing bid price of our common stock in the twenty (20) trading days immediately preceding conversion. The change in conversion terms was beneficial to us in that it reduced the effective conversion discount of the note from 65% to 50% and eliminated all true-up conditions. In addition, all warrants issued in the original transaction with the investor were canceled. The outstanding principal balance due under this note as of July 10, 2015 is $35,437.

Unregistered Sales of Equity Securities

Subsequent to April 30, 2015, we converted debt in the aggregate amount of $661,322 into 869,238,855 shares of our Common Stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 14, 2015, the Board of Directors of the Company approved a change in independent registered public accountants from Harris & Gillespie, CPAs, PLLC, f/k/a Thomas J. Harris, CPA (“Harris & Gillespie”) to Turner, Stone and Company LLP (“Turner Stone”). Accordingly we terminated our relationship with Harris & Gillespie and engaged Turner Stone to serve as our independent registered public accountants.

At the time of this filing, Harris & Gillespie is dissolved; therefore, we were unable to obtain their consent and updated opinion required to be filed as exhibits to this Report pertaining to the audit conducted by Harris & Gillespie for the year ended April 30, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2015, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our chief executive officer and principal financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation our management concluded that our internal control over financial reporting was not effective as of April 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three month period ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date Elected Director	Date Appointed Officer
Joel C. Schneider	56	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, Sole Director	February 22, 2014	February 22, 2014

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

Involvement in Certain Legal Proceedings

Currently, and for the past ten years, our sole officer has not been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

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

Committees of the Board

We have not yet appointed an Audit Committee or Nominating Committee. Until such time as appointments are made, our sole director will serve in those capacities.

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

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the last two fiscal years ended April 30, 2015 and 2014. The information includes the dollar value of base salaries, bonus awards, the number of non-qualified stock options (“Options”) granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Joel C. Schneider(1) (CEO/CFO)	2015	$108,617	—	—	—	—	—	$6,000	$114,617
	2014	$5,498	—	—	—	—	—	—	$5,498
Gabe Berkowitz (former officer)	2015	$4,167	—	—	—	—	—	—	$4,167
	2014	—	—	—	—	—	—	—	—
Jose Ramirez (former officer)	2015	$7,897	—	—	—	—	—	—	$7,897
	2014	$14,206	—	—	—	—	—	—	$14,206
LaRon Bradford (former officer)	2015	—	—	—	—	—	—	—	—
	2014	$7,445	—	—	—	—	—	—	$7,445

(1)	For 2015: All Other Compensation includes $6,000 for car allowance and $0 for health insurance premiums paid on Mr. Schneider’s behalf.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards to officers as of the fiscal years ended April 30, 2015 and 2014. No executive officers have exercised any of their equity awards.

Employment Agreements with Executive Officers

On March 24, 2014, in conjunction with the Mary Jane Group Acquisition, our CGC subsidiary entered into an Employment Agreement with Joel Schneider (as President and Chief Executive Officer) for a term of three years. The Employment Agreement can be extended for additional one-year terms on the anniversary date thereof. Salary under the Employment Agreement is $100,000 through December 31, 2014, $125,000 for calendar year 2015, and $150,000 for the remaining term of the Employment Agreement. Mr. Schneider’s base annual salary may be increased from time to time as determined by the Board of Directors, and, if so increased, such base annual salary shall not thereafter, during Mr. Schneider’s employment under the Agreement, be decreased. The Employment Agreement also provides that Mr. Schneider paid a car allowance of $500 per month and Mr. Schneider is also paid living expenses of $1,500 per month from the date of the Employment Agreement through December 2014. The Employment Agreements contain non-compete clauses that expire two years after the termination date and non-solicitation clauses that expire one year after the termination date of the Employment Agreement. The Company may, in its discretion and at its option, terminate Mr. Schneider’s employment with or without cause, and without prejudice to any other right or remedy to which the Company or Mr. Schneider may be entitled at law or in equity or under the Employment Agreement.

On March 24, 2014, we entered into an Employment Agreement with LaRon Bradford (Vice President and Director of Sales and Marketing) for a term of three years. Salary under the Employment Agreement was $100,000 through December 31, 2014. On April 21, 2014, we terminated the employment of Mr. Bradford for cause. Pursuant to the terms of the Employment Agreement, upon termination for cause, he was not eligible for any compensation other than his base salary accrued through the date of termination.

On March 24, 2014, we entered into an Employment Agreement with Jose Ramirez (Vice President and Chief Operating Officer) for a term of three years. Salary under the Employment Agreement was $100,000 through December 31, 2014. On June 8, 2014, Mr. Ramirez resigned as Vice President and Chief Operating Officer. Pursuant to the terms of the Employment Agreement, he was not eligible for any compensation other than his base salary accrued through the date of resignation.

On June 27, 2014, we entered into an Executive Employment Agreement with Charles Berkowitz wherein Mr. Berkowitz was hired to serve as our Vice President and Chief Operating Officer for an initial term of three years. Salary under the Executive Employment Agreement was $100,000 through December 31, 2014. Upon execution of the Executive Employment Agreement, Mr. Berkowitz was issued 250,000 shares of the Company’s Common Stock. On August 29, 2014, Mr. Berkowitz was terminated as Vice President and Chief Operating Officer. Pursuant to the terms of the Executive Employment Agreement, he was not eligible for any compensation other than his base salary accrued through the date of resignation.

Director Compensation

We do not pay cash fees to directors who attend regularly scheduled and special board meetings. We paid no compensation to our directors for services rendered for the year ended April 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Security Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock and Preferred Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock and Preferred Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock and Preferred Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock and Preferred Stock, non-qualified stock options (“Options”), common stock purchase warrants (“Warrants”), and convertible securities that are currently exercisable or convertible into shares of our Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Options, Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for all officers and directors listed below is 910 Sixteenth Street, Suite 412, Denver, CO 80202.

Title of Class	Name and Address of Officer and Directors	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	Joel C. Schneider (Chief Executive Officer, President, Secretary, Treasurer, Director)	12,502,000	1.38%
Common Stock	All Officers & Directors as a Group (1 persons)	12,502,000	1.38%

Preferred Stock	Joel C. Schneider (Chief Executive Officer, President, Secretary, Treasurer, Director)	100,000	100.0%
Preferred Stock	All Officers & Directors as a Group (1 persons)	100,000	100.0%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock owned by them. Applicable percentage of ownership is based on 903,876,699 and 100,000 shares of Common Stock and Preferred Stock, respectively, currently outstanding.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (i) current public information is available about our Company, (ii) the shares have been fully paid for at least one year, (iii) the shares are sold in a broker’s transaction or through a market-maker, and (iv) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended April 30, 2015, we acknowledge that none of our officers and directors failed to file on a timely basis certain ownership forms required by Section 16(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, has any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended April 30, 2015.

Director Independence

Although our Board of Directors believes that our directors will exercise their judgment independently, no director is totally free of relationships that, in the opinion of the Board of Directors, might interfere with their exercise of independent judgment as a director.

Promoters and Certain Control Persons

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

Turner Stone—The aggregate amount expected to be billed for professional services rendered by Turner Stone for the quarterly review for the three month period ended January 31, 2015 and the annual integrated audit for the year ended April 30, 2015 is estimated to be $29,000.

Harris & Gillespie—The aggregate amount be billed for professional services rendered by Harris & Gillespie for the year ended April 30, 2015 for quarterly reviews and the annual integrated audit totaled $9,000. The aggregate amount billed for professional services rendered by Harris & Gillespie for the year ended April 30, 2014 for quarterly reviews and the annual integrated audit totaled $15,000.

Tax Fees. We incurred no other fees for the 2015 and 2014 fiscal years.

All Other Fees. We incurred no other fees for the 2015 and 2014 fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Date of Document	Name of Document
2.1	February 27, 2014	Securities Exchange Agreement by and among Pladeo Corp., Capital Growth Corporation and the Shareholders of Capital Growth Corporation(2)
2.2	March 14, 2014	Securities Exchange Agreement by and between Pladeo Corp. and the Principal Shareholders of Mary Jane Entertainment, LLC, Mile High Times, LLC, Dab City Radio and Mary Jane Tours, LLC(3)
3.1	February 16, 2012	Articles of Incorporation(1)
3.2	March 24, 2014	Certificate of Amendment to Articles of Incorporation (to change name to The MaryJane Group, Inc.)*
3.3	April 8, 2015	Certificate of Amendment to Articles of Incorporation (increase to 202,000,000 authorized capital shares) (8)
3.4	May 11, 2015	Certificate of Amendment to Articles of Incorporation (increase to 1,002,000,000 authorized capital shares)(9)
3.5	June 22, 2015	Certificate of Designation (to establish Series A Preferred Stock) (10)
3.6	June 25, 2015	Certificate of Amendment to Articles of Incorporation (increase to 2,002,000,000 authorized capital shares) (10)
3.7	n/a	Bylaws(1)
10.0	March 14, 2014	Employment Agreement between Capital Growth Corporation and Joel Schneider(3)
10.1	March 14, 2014	Employment Agreement between Capital Growth Corporation and Jose Ramirez(3)
10.2	March 14, 2014	Employment Agreement between Capital Growth Corporation and LaRon Bradford(3)
10.3	August 8, 2013	Lease between MaryJane Entertainment LLC and Washington Commerce Center, LLC(3)
10.4	March 20, 2014	Securities Purchase Agreement, form of(3)
10.5	March 20, 2014	Convertible Debenture, form of(3)
10.6	n/a	Insider Trading Policy(3)
10.7	June 8, 2014	Resignation of Jose Ramirez(4)
10.8	June 27, 2014	Executive Employment Agreement with Charles G. Berkowitz(5)
10.9	July 21, 2014	University Office Building Lease*
10.10	September 4, 2014	Lease between the Company and Mountain Vista Bed and Breakfast(6)
10.11	February 5, 2015	Consulting Agreement between the Company and dLOMa Performance Hospitality, LLC and Dustin Lombard*
10.12	February 25, 2015	Contract to Buy and Sell Real Estate between the Company and A Capital Inn, Inc.(7)
10.13	May 22, 2015	Venture Agreement between Wilderness Ranch Trails, LLC and the Company*
10.14	May 25, 2015	Consulting Agreement between Cultivating Spirits, LLC and Philip Wolf and the Company*
10.15	June 23, 2015	Lease between the Company and Hotel San Ayre, LLC(11)
14.00	n/a	2014 Code of Business Conduct and Ethics, form of(3)
14.01	n/a	2014 Code of Business Ethics for Financial Executives, form of(3)
21.00	July 27, 2015	Subsidiaries of the Registrant*
31.1	July 27, 2015	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	July 27, 2015	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 filed with the Commission on July 17, 2012, which exhibit is incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as amended, filed with the Commission on March 18, 2014, which exhibit is incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2014, which exhibit is incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2014, which exhibit is incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2014, which exhibit is incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2014, which exhibit is incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2014, which exhibit is incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2015, which exhibit is incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015, which exhibit is incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2015, which exhibit is incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2015, which exhibit is incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 27, 2015

THE MARYJANE GROUP, INC.

By:	/s/ Joel C. Schneider
Joel C. Schneider
Chief Executive Officer/Chief Financial Officer
Principal Executive Officer
Chief Accounting Officer