Form 10-Q
period 2015-07-31
MaryJane Group, Inc.
filed 2015-09-14
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of September 11, 2015 was 996,362,512.

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

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2015	2015

ASSETS
Current Assets:
Cash	$24,245	$44,990
Inventory	2,160	—
Prepaid expenses	11,014	39,808
Employee advances	55	55
Total current assets	37,474	84,853

Fixed assets, net	32,644	18,313
Security deposits	24,500	14,500
Non-refundable purchase deposit	30,000	—
Total assets	$124,618	$117,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $239,788 and $417,752, respectively	$100,589	$327,549
Accounts payable	31,447	23,056
Promissory note	22,565	17,160
Other current liabilities	328,156	287,879
Total current liabilities	482,757	655,644

Long-term Liabilities:
Convertible notes payable, net of debt discount of $18,334 and $0, respectively	9,166	4,263
Accrued interest	1,205	603
Derivative liabilities	164,245	203,145
Total long-term liabilities	174,616	208,011
Total liabilities	657,374	863,655

Commitments and Contingencies Stockholders’ Deficit:
Series A Preferred stock - par value $0.001; 2,000,000 shares authorized; 100,000 shares issued and outstanding	—	—
Common stock - par value $0.001; 2,000,000,000 shares authorized; 924,862,512 and 30,637,844 issued and outstanding, respectively	924,838	30,638
Additional paid in capital	2,405,805	2,211,957
Prepaid services	(24,602)	(54,536)
Accumulated deficit	(3,838,797)	(2,934,048)
Total stockholders’ deficit	(532,756)	(745,989)
Total liabilities and stockholders’ deficit	$124,618	$117,666

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2015	2014

Revenues, net	$237,021	$112,939

Cost of revenue	172,251	87,097

Gross profit	64,770	25,842

Operating expenses:
General and administration	391,104	481,460
Sales and marketing	16,507	7,117
Depreciation and amortization	2,301	1,008
Total operating expense	409,912	489,585

Operating loss	(345,142)	(463,743)

Other income and (expense)
Miscellaneous income	36	2,595
Interest expense	(415,030)	(64,395)
Disposal of fixed assets	—	(52,142)
Loss on settlement of debt	(145,415)	—
Change in fair value of derivative liability	802
Total other income (expense)	(485,672)	(113,942)

Loss before taxes	(904,749)	(577,685)

Provision for income taxes	—	—

Net loss	$(904,749)	$(577,685)

Loss per share, basic	$(0.00)	$(0.03)

Weighted average number of shares outstanding	431,700,937	18,380,021

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(904,749)	$(577,685)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,301	1,008
Amortization of prepaid services	45,934	107,292
Amortization of debt discount	384,833	58,930
Amortization of prepaid expense	28,794	—
Write off of non-cash consulting costs	4,000	81,250
Change in fair value of derivative liability	(802)	—
Loss on disposal of fixed assets	—	52,142
Loss on settlement of debt	145,415	—
Change in operating assets and liabilities:
Accounts receivables	—	(11,529)
Other current assets	(2,160)	8,536
Accounts payable	8,391	10,106
Bank overdraft	—	(13,757)
Other current liabilities	68,953	55,659
Other long-term liabilities	1,824	1,134
Net cash flows used in operating activities	(217,266)	(226,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(10,000)	(7,500)
Non refundable purchase deposit	(30,000)
Purchase of fixed assets	(16,633)	(403)
Proceeds from acquisitions	—	—
Net cash flows used in investing activities	(56,632)	(7,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	223,500	232,000
Proceeds from promissory note	63,000	—
Proceeds from sale of common stock	—	5,000
Payment of promissory note	(57,595)	—
Net cash flows provided by financing activities	288,905	237,000

Increase (decrease) in cash	(20,746)	2,183
Cash, beginning of period	44,990	3,431
Cash, end of period	$24,245	$5,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,987	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY

Non-cash additions of convertible notes	$24,250	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), had six wholly-owned subsidiaries at July 31, 2015, as listed below:

Date of Organization or Incorporation

Mary Jane Entertainment, LLC	May 21, 2013
Capital Growth Corporation	February 4, 2014
Bud and Breakfast, LLC	April 10, 2014
Mary Jane Hospitality, LLC	July 22, 2014
MJ Ranch, LLC	June 8, 2015
SA Hotel, LLC	June 23, 2015

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

Bed and Breakfast Lease

On June 24, 2015, The MaryJane Group, Inc. (the “Company”) executed a Lease Option Agreement (the “Lease”) with Hotel San Ayre, LLC for the purchase of Hotel San Ayre and its four property locations in Colorado Springs, Colorado. The two-year lease option term commences on July 15, 2015 and terminates the earlier of July 14, 2017 or the closing date of the purchase thereof. The base rental amount for the first 12 months of the Lease is $12,500 and is $13,500 for the last 12 months of the Lease. The Company is responsible for all operation, repair, use and maintenance of the premises during the term of the Lease. Joel Schneider, the Company’s Chief Executive Officer, personally guaranteed the Lease.

Upon execution of the Lease, the Company paid a hard deposit of $30,000 which may be applied to the future purchase; however, is not considered a security deposit and is not refundable if the purchase option is not exercised. The purchase price for the Hotel San Ayre is $2,100,000 on an as-is basis.

Fiscal year end

We elected April 30th as our fiscal year ending date.

Going concern uncertainty

At July 31, 2015, we had an accumulated deficit of $3,838,797 and for the three months ended July 31, 2015, we incurred losses of $904,749. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of The MaryJane Group, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at April 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended April 30, 2015 as filed with the SEC on July 27, 2015.

Recently Issued and Newly Adopted Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in NOTE 2 of our Annual Report on Form 10-K/A for the year ended April 30, 2015. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets and liabilities recorded in the condensed consolidated balance sheets at fair value are categorized based on a hierarchy of inputs, as follows:

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability as detailed below. The fair value of this warrant liability is included in long-term liabilities on the accompanying condensed consolidated financial statements.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

Fair value of warrant liability	$(164,245)	$—	$—	$(164,245)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the quarter ended July 31, 2015

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at April 30, 2015	$(203,145)
Issuances of derivative liabilities	—
Change in fair value of derivative liabilities	(802)
Transfers in and/out of Level 3	—
Warrants exercised	(38,098)
Ending balance at July 31, 2015	$(164,245)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2015	April 30, 2015
Furniture and fixtures	$39,826	$23,194
Leasehold improvements	2,320	2,320
Equipment	865	865
	43,011	26,379
Less: accumulated depreciation	(10,367)	(8,066)
TOTAL PROPERTY AND EQUIPMENT	$32,644	$18,313

Depreciation expense for the three ended July 31, 2015 was $2,301.

NOTE 5 – PROMISSORY NOTES

On February 12, 2015, we entered into a loan agreement with an entity and borrowed $39,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $553, or an aggregate of $55,300, to repay the principal balance and interest in full. On May 13, 2015, we entered into a new loan agreement with the same lender and borrowed $63,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $894, or an aggregate of $89,400, to repay the principal balance and interest in full. We used approximately $20,500 to repay the February 12th loan and the balance of the proceeds were used as working capital. During the quarter, we paid an additional $37,095 towards the principal.

On May 22, 2015, a third party purchased a Convertible Promissory Note issued on April 30, 2014 in the aggregate amount of $53,275. We issued a 12% Convertible Promissory Note in the aggregate amount of

$53,275. We issued an additional 12% Convertible Promissory Note in the aggregate amount of $38,000. Each note matures May 22, 2016 and is convertible at a 40% discount from the lowest Trading Price in the 10 trading days prior to conversion date. We received $33,000 in net proceeds from this transaction which we used for general working capital.

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

On June 30, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $50,750. The note matures March 30, 2015 and is convertible at 55% of the average of the two lowest prices in the prior 5 trading days prior to the conversion date. We received $45,000 in net proceeds from this transaction which we used for general working capital.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	July 31, 2015	April 30, 2015
Payroll tax liability	$218,556	$182,143
Accrued IRS and state interest and penalties	57,479	41,812
Accrued state sales tax interest and penalties	4,133	—
Accrued lodging and sales tax	38,191	35,269
Accrued interest expense	6,084	22,373
Accrued payroll	2,212	4,424
Other current liabilities	1,501	1,858
TOTAL OTHER CURRENT LIABILITIES	$328,156	$287,879

NOTE 7 – CAPITAL STOCK

Preferred Stock

At July 31, 2015 we had 2,000,000 shares of preferred stock, $0.001 par value authorized (the “Preferred Shares”). We had no Preferred Shares outstanding at July 31, 2015. On On June 19, 2015, the Board of Directors designated 100,000 shares of its blank check preferred stock as Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Certificate of Designation is filed as an exhibit to this Current Report on Form 8K and is incorporated herein by reference.

Common Stock

At July 31, 2015 we had 2,000,000,000 shares of common stock, $0.001 par value authorized (the “Common Shares”), with 924,862,512 Common Shares issued and outstanding.

Common Stock Issuances During the Quarter Ended July 31, 2015

Shares Issued	Fair Market Value of Shares Issued	Purpose
861,429,828	$682,569	Debt conversion
4,000,000	20,000	Pursuant to terms of consulting agreements
28,769,840	38,098	Warrant exercise
894,199,668	$740,667

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrant(s). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Quarter Ended July 31, 2015

On June 26, 2015, warrants issued were exercised as a cashless conversion for 28,769,841 shares, net of 6,944,444 that were surrendered as part of the cashless conversion. The remaining balance of shares eligible to be exercised is 61,085,658

Amendment to Articles of Incorporation

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

NOTE 8 – SUBSEQUENT EVENTS

Conversion of Debt

Subsequent to July 31, 2015, approximately $28,600 of principal and interest was converted into an aggregate of 71,500,000 shares of common stock.

Issuance of Convertible Promissory Notes

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. This note matures on August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,850. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issue Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

Issuance of Promissory Notes

On August 19, 2015, we entered into a loan agreement with an entity and borrowed $50,000. Pursuant to the terms of the loan agreement, we are required to make 112 equal installments of $625, or an aggregate of $70,000, to repay the principal balance and interest in full. We received $50,000 in net proceeds from this transaction which we used for general working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (the “Report”). This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2015 including the audited consolidated financial statements and notes included therein as of and for the year ended April 30, 2015. The reported results will not necessarily reflect future results of operations or financial condition.

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

Hotel San Ayre, a Bud + Breakfast Property

On June 24, 2015, we executed a two-year lease with the owner of Hotel San Ayre with an option to purchase its four locations in Colorado Springs, Colorado. This property is our largest project to date in terms of rentable units with 11 rooms. The business model for Hotel San Ayre will be slightly different from our traditional Bud + Breakfast locations. Guests will receive similar offerings including our Wake and Bake Breakfast and 4:20 Happy Hour. Our staffing needs will be less robust at this location and all guests will have access to a lounge that will include all amenities found at our other locations including a game room, hot tub, and outdoor lounge area.

Canna-camp

On May 22, 2015, we entered into a joint-venture agreement with the owners of the Wilderness Trails Ranch, LLC to open an exclusive cannabis resort near Durango, Colorado. As of July 2, 2105 we withdrew our position in the joint-venture due to our partner’s lack of ability to perform. We are currently seeking a new location for Canna-camp 2016.

Funding During Three Months Ended July 31, 2015

On February 12, 2015, we entered into a loan agreement with an entity and borrowed $39,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $553, or an aggregate of $55,300, to repay the principal balance and interest in full. On May 13, 2015, we entered into a new loan agreement with the same lender and borrowed $63,000. Pursuant to the terms of the loan agreement, we are required to make 100 equal installments of $894, or an aggregate of $89,400, to repay the principal balance and interest in full. We used approximately $20,500 to repay the February 12th loan and the balance of the proceeds were used as working capital.

On May 22, 2015, a third party purchased a Convertible Promissory Note issued on April 30, 2014 in the aggregate amount of $53,275. We issued a 12% Convertible Promissory Note in the aggregate amount of $53,275. We issued an additional 12% Convertible Promissory Note in the aggregate amount of $38,000. Each note matures May 22, 2016 and is convertible at a 40% discount from the lowest Trading Price in the 10 trading days prior to conversion date. We received $33,000 in net proceeds from this transaction which we used for general working capital.

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

On June 30, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $50,750. The note matures March 30, 2015 and is convertible at 55% of the average of the two lowest prices in the prior 5 trading days prior to the conversion date. We received $45,000 in net proceeds from this transaction which we used for general working capital.

Recent Events Since July 31, 2015

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. This note matures on August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we entered into a loan agreement with an entity and borrowed $50,000. Pursuant to the terms of the loan agreement, we are required to make 112 equal installments of $625, or an aggregate of $70,000, to repay the principal balance and interest in full. We received $50,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,850. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issue Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

Subsequent to July 31, 2015, approximately $28,600 of principal and interest was converted into an aggregate of 71,500,000 shares of common stock.

Results of Operations

Three months ended July 31, 2105 compared to three months ended July 31, 2014

Gross Revenue

Gross revenue for the three months ended July 31, 2015 totaled $237,020 compared to $112,939 in the comparable period in 2014 representing an increase of 110%. Our gross revenue increased $48,021 from gross revenue of $189,000 during the three months ended April 30, 2015, representing an increase of 25%. This increase is primarily a result of increased revenue from our bud and breakfast operations during the quarter which management believes is a direct result of the Company’s increased exposure through marketing and advertising.

Cost of Goods Revenue

Cost of revenue for the three months ended July 31, 2015 totaled $172,251 compared to $87,097 in the comparable period in 2014. Our cost of revenue increased by $85,154 from cost of revenue of $87,097 during the quarter ended July 31, 2014 as a direct result of operating two additional facilities. Cost of revenue as a percentage of sales for the three months ended July 31, 2015 was 73% compared to 77% for the three months ended July 31, 2014. The reduction of our gross profit is a result of the initial costs related to the startup of the Hotel San Ayre, offset in part by increased revenue at both the Adagio and Mountain Vista.

General and Administrative

General and administrative costs for the three months ended July 31, 2015 decreased by $90,365 to $391,104 from $481,460 in the comparable period in 2014. This decrease is directly attributable to the less stock based compensation in 2014.

Sales and Marketing

Sales and marketing costs for the three months ended July 31, 2015 were $16,507 compared to $7,117 for the comparable period in 2014.

Depreciation

Depreciation expense for the three months ended July 31, 2015 was $2,301 compared to $1,008 for the comparable period in 2014.

Other Income (Expense)

Other expense for the three months ended July 31, 2015 was $559,607 compared to $113,942 for the comparable period in 2014, primarily a result of interest expense associated with our debt funding.

Net Loss

Net loss for the three months ended July 31, 2015 was $904,749 compared to 577,685 for the comparable period in 2014. The net operating loss includes approximately $100,000 of non-recurring expenses. The majority of these expenses include legal fees for settled matters, a loss on a non-refundable deposit, and miscellaneous professional fees.

Liquidity and Capital Resources

We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support our cost structure, none of which can be assured. We believe that we will need approximately $1 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of July 31, 2015, we had $24,245 on deposit.

As of July 31, 2015, our working capital deficit was $358,138. Our accumulated deficit was $3,838,797 and our stockholders’ deficit was $532,756. Our operating loss was $345,142 for the three months ended July 31, 2015. The net operating loss includes approximately $100,000 of non-recurring expenses. The majority of these expenses include legal fees for settled matters, a loss on a non-refundable deposit, and miscellaneous professional fees.

We reduced our net cash flows used in operation during the three months ended July 31, 2015 from the three months ended April 30, 2015 and we expect to improve upon it further during the fiscal year ended April 30, 2016 as the Hotel San Ayre increases its occupancy; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that this improvement will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

Upon execution of the Lease for the Hotel San Ayre, the Company paid a hard deposit of $30,000 which may be applied to the future purchase; however, is not considered a security deposit and is not refundable if the purchase option is not exercised. The purchase price for the Hotel San Ayre is $2,100,000 on an as-is basis.

Off-Balance Sheet Arrangements

As of July 31, 2015, we had no material off-balance sheet arrangements.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Commission on July 27, 2015 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended July 31, 2015.

New Accounting Pronouncements

There have been no material changes to our significant accounting policies as summarized in our Annual Report on Form 10-K for the year ended April 30, 2015. We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our condensed consolidated financial statements.

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

Changes in Internal Controls

During the three months ended July 31, 2015, there were no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 18, 2015, the Company issued 4,000,000 shares to Uptick Capital, LLC as consideration pursuant to the terms of a consulting agreement between the Company and Uptick Capital, LLC. The Company received no proceeds from this issuance.

On May 22, 2015, a third party purchased a Convertible Promissory Note issued on April 30, 2014 in the aggregate amount of $53,275. We issued a 12% Convertible Promissory Note in the aggregate amount of $53,275. We issued an additional 12% Convertible Promissory Note in the aggregate amount of $38,000. Each note matures May 22, 2016 and is convertible at a 40% discount from the lowest Trading Price in the 10 trading days prior to conversion date. We received $33,000 in net proceeds from this transaction which we used for general working capital.

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

On June 30, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $50,750. The note matures March 30, 2015 and is convertible at 55% of the average of the two lowest prices in the prior 5 trading days prior to the conversion date. We received $45,000 in net proceeds from this transaction which we used for general working capital.

On June 28, 2015 the Company issued 28,769,840 shares upon the cashless exercise of Warrants. The amount of Warrants exercised had the value of $25,000. The Company received no proceeds from this issuance.

As of July 31, 2015, approximately $680,942 of principal and interest was converted into 861,429,828 shares of common stock.

Issuance of Securities Subsequent to July 31, 2015.

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. This note matures on August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,850. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issue Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

Subsequent to July 31, 2015, approximately $28,600 of principal and interest was converted into an aggregate of 71,500,000 shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	03/13/15	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	03/13/15	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: September 14, 2015

THE MARYJANE GROUP, INC.

By:	/s/	Joel C. Schneider
Joel C. Schneider
Chief Executive Officer
Principal Executive Officer
Chief Financial Officer
Principal Financial Officer