Form 10-Q
period 2015-10-31
MaryJane Group, Inc.
filed 2015-12-21
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of December 21, 2015 was 1,450,165,023.

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

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2015	2015

ASSETS
Current Assets:
Cash	$57,681	$44,990
Inventory	2,160	—
Prepaid expenses	1,233	39,808
Employee advances	4,198	55
Total current assets	65,272	84,853

Fixed assets, net	30,554	18,313
Security deposits	24,500	14,500
Non-refundable purchase deposit	30,000	—
Total assets	$150,326	$117,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $203,225 and $417,752, respectively	$132,057	$327,549
Accounts payable	77,760	23,056
Promissory note	106,336	17,160
Other current liabilities	398,638	287,879
Total current liabilities	714,791	655,644

Long-term Liabilities:
Convertible notes payable, net of debt discount of $0 and $0, respectively	—	4,263
Accrued interest	105	603
Derivative liabilities	111,711	203,145
Total long-term liabilities	111,816	208,011
Total liabilities	826,607	863,655

Commitments and Contingencies Stockholders’ Deficit:
Series A Preferred stock - par value $0.001; 2,000,000 shares authorized; 100,000 shares issued and outstanding	—	—
Common stock - par value $0.001; 2,000,000,000 shares authorized; 1,288,927,901 and 30,637,844 issued and outstanding, respectively	1,288,928	30,638
Additional paid in capital	2,239,737	2,211,957
Prepaid services	(600)	(54,536)
Accumulated deficit	(4,204,347)	(2,934,048)
Total stockholders’ deficit	(676,281)	(745,989)
Total liabilities and stockholders’ deficit	$150,326	$117,666

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Revenues, net	$310,587	$164,293	$547,607	$277,232

Cost of revenue	214,780	94,152	387,031	181,249

Gross profit	95,807	70,141	160,576	95,983

Operating expenses:
General and administration	252,313	1,091,394	643,417	1,572,854
Sales and marketing	38,163	2,515	54,670	9,632
Depreciation and amortization	2,090	1,007	4,392	2,015
Total operating expenses	292,566	1,094,916	702,478	1,584,501

Operating loss	(196,758)	(1,024,775)	(541,902)	(1,488,518)

Other income and (expense)
Miscellaneous income	28	13,324	64	15,919
Interest expense	(196,351)	(90,106)	(611,381)	(154,501)
Loan closing costs	—	(20,600)	—	(20,600)
Disposal of fixed assets	—	—	—	(52,142)
Loss on settlement of debt	—	—	(145,415)	—
Change in fair value of derivative liability	(28,336)	—	(28,974)	—
Total other income (expense)	(224,658)	(97,382)	(785,068)	(211,324)

Loss before taxes	(421,417)	(1,122,157)	(1,326,970)	(1,699,842)

Provision for income taxes	—	—	—	—

Net loss	$(421,417)	$(1,122,157)	$(1,326,970)	$(1,699,842)

Loss per share, basic	$(0.00)	$(0.06)	$(0.00)	$(0.16)

Weighted average number of shares outstanding	1,037,428,811	19,096,727	732,717,048	10,360,000

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,326,970)	$(1,699,842)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	4,391	2,015
Amortization of prepaid services	69,935
Amortization of debt discount	511,125	140,318
Amortization of prepaid expense	38,575	911,352
Write off of non-cash consulting costs	4,000	94,650
Change in fair value of derivative liability	28,335	—
Loss on disposal of fixed assets	—	52,142
Loss on settlement of debt	145,415	—
Change in operating assets and liabilities:
Accounts receivables	—	(11,092)
Other current assets	(6,302)	8,445
Accounts payable	54,704	20,882
Bank overdraft	—	(13,757)
Other current liabilities	141,518	120,683
Other long-term liabilities	1,221	3,483
Net cash flows used in operating activities	(334,054)	(370,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(10,000)	(14,500)
Non refundable purchase deposit	(30,000)
Purchase of fixed assets	(16,633)	(2,723)
Net cash flows used in investing activities	(56,633)	(17,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	314,200	411,100
Proceeds from promissory note	208,790	—
Payment of promissory note	(119,614)	—
Net cash flows provided by financing activities	403,376	411,100

Increase (decrease) in cash	12,690	23,156
Cash, beginning of period	44,990	3,431
Cash, end of period	$57,680	$26,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$60,554	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY

Non-cash additions of convertible notes	$24,250	$—
Beneficial conversion feature for convertible notes	—	434,076
Shares issued with employment agreements	—	1,162,025
Shares issued for services	—	111,800

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), had six wholly-owned subsidiaries at October 31, 2015, as listed below:

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

Going concern uncertainty

At October 31, 2015, we had an accumulated deficit of $4,165,990 and for the six months ended October 31, 2015, we incurred losses of $1,231,944. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NOTE 2 – BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of The MaryJane Group, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at April 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended April 30, 2015 as filed with the SEC on July 27, 2015.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

Fair value of warrant liability	$(111,711)	$—	$—	$(111,711)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the quarter ended October 31, 2015

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at April 30, 2015	$(203,145)
Issuances of derivative liabilities	—
Change in fair value of derivative liabilities	28,336
Transfers in and/out of Level 3	—
Warrants exercised	63,098
Ending balance at October 31, 2015	$(111,711)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	October 31, 2015	April 30, 2015
Furniture and fixtures	$39,826	$23,194
Leasehold improvements	2,320	2,320
Equipment	865	865
	43,011	26,379
Less: accumulated depreciation	(12,457)	(8,066)
TOTAL PROPERTY AND EQUIPMENT	$30,554	$18,313

Depreciation expense for the three and six months ended October 31, 2015 was $2,090 and $4,391. Depreciation expense for the three and six months ended October 31, 2014 was $1,007 and $2,015, respectively.

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

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. The note matures August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 trading days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,700. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we entered into a loan agreement with an entity and borrowed $50,000. Pursuant to the terms of the loan agreement, we are required to make 112 equal installments of $625, or an aggregate of $70,000, to repay the principal balance and interest in full. As December 11, 2015, the Company has made 79 payments totaling $49,375 and the remaining balance due under this loan on that date is $20,625. We received$50,000 in net proceeds from this transaction which we used for general working capital. We have committed our daily receivables.

On October 12, 2015, we entered into a loan agreement with an entity and borrowed $53,000. Pursuant to the terms of the loan agreement, we are required to make 110 equal installments of $689. Or an aggregate of $75,790, to repay the principal balance and interest in full. As of December 11, 2015, the Company has made 40 payments totaling $27,560 and the remaining balance due under this loan on that date is $48,230. We received $51,601 in net proceeds from this transaction after paying $1,399 in loan closing costs, which we used for general working capital.

During the quarter ended October 31, 2015, approximately $101,375 of principal and interest was converted into an aggregate 319,197,532 shares of common stock.

During the quarter ended October 31, 2015, the Company issued 44,642,847 shares upon the exercise of a warrant valued at $25,000. The shares were issued pursuant to a cashless exercise provision contained in the warrant.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	October 31, 2015	April 30, 2015
Payroll tax liability	$257,586	$182,143
Accrued IRS and state interest and penalties	72,381	41,812
Accrued state sales tax interest and penalties	5,787	—
Accrued lodging and sales tax	48,067	35,269
Accrued interest expense	14,284	22,373
Accrued payroll	286	4,424
Other current liabilities	2,140	1,858
TOTAL OTHER CURRENT LIABILITIES	$400,531	$287,879

NOTE 7 – CAPITAL STOCK

Preferred Stock

At October 31, 2015 we had 2,000,000 shares of preferred stock, $0.001 par value authorized (the “Preferred Shares”). We had no Preferred Shares outstanding at October 31, 2015. On June 19, 2015, the Board of Directors designated 100,000 shares of its blank check preferred stock as Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Certificate of Designation is filed as an exhibit to this Current Report on Form 8K and is incorporated herein by reference.

Common Stock

At October 31, 2015 we had 2,000,000,000 shares of common stock, $0.001 par value authorized (the “Common Shares”), with 1,288,927,901 Common Shares issued and outstanding.

Common Stock Issuances During the Quarter Ended October 31, 2015

Shares Issued	Fair Market Value of Shares Issued	Purpose
319,197,532	$101,375	Debt conversion
44,642,857	25,000	Warrant exercise
363,840,389	$126,375

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrant(s). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Quarter Ended October 31, 2015

On June 26, 2015, warrants issued were exercised as a cashless conversion for 28,769,841 shares, net of 6,944,444 that were surrendered as part of the cashless conversion. The remaining balance of shares eligible to be exercised is 61,085,658

On September 10, 2015, warrants issued were exercised as a cashless conversion for 44,642,847, net of 12,755,102 that were surrendered as part of the cashless conversion. The remaining balance of shares eligible to be exercised is 31,250,000.

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

NOTE 8 – SUBSEQUENT EVENTS

Conversion of Debt

On November 10, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $10,000. The note matures November 10, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $10,000 in net proceeds from this transaction which we used for working capital.

Subsequent to October 31, 2015, approximately $27,400 of principal and interest was converted into an aggregate of 161,212,122 shares of common stock.

On December 8, 2015 we completed a financing with three investors whereby the Company received an aggregate of $75,000 in net proceeds from the transaction(s) which we used for working capital. Pursuant to the transaction we issued three (3) notes in the aggregate amount of $81,000. The notes matures December 3, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 20 trading days immediately prior to the Original Issuance Date or (ii) the 20 trading days prior to the conversion date.

Contemporaneously with the transaction(s) described in the previous paragraph, the three investors acquired a promissory note from a third party investor, which was originally issued in the principal amount of $38,000, and with accrued and unpaid interest totaled approximately $40,448 on the date of sale. The Company was in default under the terms of the promissory note and as a result the three investors acquired that note for an aggregate of $50,000. As consideration for the financial accommodations made by these three investors preventing the note from going into collections the Company issued each of these investors two additional notes, the first being in the amount of $13,482.88 or an aggregate of $40,448.64 which represented the principal and accrued interest amount due under the promissory note. The second note issued to these investors was issued in the principal amount of $10,321.77, or $30,965.31 in the aggregate which partially represented the additional expense of $9,552 of purchasing the note and an aggregate of $21,413.31 which represents legal fees and an original issue discount related to the $27,000 promissory notes described in the preceding paragraph. The Company received no proceeds from this transaction(s).

The number of shares outstanding as of the date of this filing includes 25,000 that are owed to a former consultant of the Company but have not been issued.

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

On February 27, 2015, we exercised our option to purchase the Adagio and executed a Contract to Buy and Sell Real Estate (the "Sales Contract") with A Capital Inn, Inc. (the "Seller"). The purchase price for the Adagio was $1,500,000 with the Seller agreeing to finance $1,000,000. Upon execution of the Sales Contract, the Company made a non-refundable deposit of $50,000 and on May 15, 2015 we made an additional $25,000 non-refundable deposit; however, we were unable to secure proper financing to close the purchase. Subsequently, we entered into a six-month lease agreement for the monthly rate of $10,000 plus a royalty of 2 ½% of gross lodging revenue which ends on December 31, 2015. We are currently negotiating a longer term lease for the Adagio. In the event we are unable to negotiate a long term lease for the adagio we will vacate that property on or about January 31, 2016. The Company is also seeking a new location within the City of Denver.

Bud + Breakfast at Mountain Vista

After validating our Bud + Breakfast business model at the Adagio, on September 4, 2014, we entered into a one-year lease with the owners of the Mountain Vista Bed and Breakfast located at 358 Lagoon Lane, Silverthorne, Colorado. Since opening on October 1, 2014, we have achieved occupancy levels higher than expected and generated revenues of approximately $12,000 to $17,000 per month. Effective June 1, 2015, we added a fifth room to the property and project this additional room will generate an additional $1,800 to $2,500 per month. We extended the lease for the Bud + Breakfast at Mountain Vista until December 31, 2016. The new lease terms require us to pay a base rent of $5,000 per month and a 1% royalty per month.

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

Funding During Three Months Ended October 31, 2015

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. The note matures August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 trading days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,700. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we entered into a loan agreement with an entity and borrowed $50,000. Pursuant to the terms of the loan agreement, we are required to make 112 equal installments of $625, or an aggregate of $70,000, to repay the principal balance and interest in full. As December 11, 2015, the Company has made 79 payments totaling $49,375 and the remaining balance due under this loan on that date is $20,625. We received $50,000 in net proceeds from this transaction which we used for general working capital.

On October 12, 2015, we entered into a loan agreement with an entity and borrowed $53,000. Pursuant to the terms of the loan agreement, we are required to make 110 equal installments of $689. Or an aggregate of $75,790, to repay the principal balance and interest in full. As of December 11, 2015, the Company has made 40 payments totaling $27,560 and the remaining balance due under this loan on that date is $48,230. We received $51,601 in net proceeds from this transaction after paying $1,399 in loan closing costs, which we used for general working capital.

Recent Events Since October 31, 2015

On November 10, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $10,000. The note matures November 10, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $10,000 in net proceeds from this transaction which we used for working capital.

Subsequent to October 31, 2015, approximately $27,400 of principal and interest was converted into an aggregate of 161,212,122 shares of common stock.

On December 8, 2015 we completed a financing with three investors whereby the Company received an aggregate of $75,000 in net proceeds from the transaction(s) which we used for working capital. Pursuant to the transaction we issued three (3) notes in the aggregate amount of $81,000. The notes matures December 3, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 20 trading days immediately prior to the Original Issuance Date or (ii) the 20 trading days prior to the conversion date.

Contemporaneously with the transaction(s) described in the previous paragraph, the three investors acquired a promissory note from a third party investor, which originally issued in the principal amount of $38,000, and with accrued and unpaid interest totaled approximately $40,448 on the date of sale. The Company was in default under the terms of the promissory note and as a result the three investors acquired that note for an aggregate of $50,000. As consideration for the financial accommodations made by these three investors preventing the note from going into collections the Company issued each of these investors two additional notes, the first being in the amount of $13,482.88 or an aggregate of $40,448.64 which represented the principal and accrued interest amount due under the promissory note. The second note issued to these investors was issued in the principal amount of $10,321.77, or $30,965.31 in the aggregate which partially represented the additional expense of $9,552 of purchasing the note and an aggregate of $21,413.31 which represents legal fees and an original issue discount related to the $27,000 promissory notes described in the preceding paragraph. The Company received no proceeds from this transaction(s).

The number of shares outstanding as of the date of this filing includes 25,000 that are owed to a former consultant of the Company but have not been issued.

Results of Operations

Three months ended October 31, 2105 compared to three months ended October 31, 2014

Net Revenue

Net revenue for the three months ended October 31, 2015 totaled $310,587 compared to $164,293 in the comparable period in 2014, representing an increase of 89%. Our net revenue increased $73,556 from net revenue of $237,021 during the three months ended July 31, 2015. This increase is primarily a result of increased revenue from our bed and breakfast operations during the quarter which management believes is a direct result of the Company’s increased exposure through marketing and advertising.

Cost of Goods Revenue

Cost of revenue for the three months ended October 31, 2015 totaled $214,780 compared to $94,152 in the comparable period in 2014. Our cost of revenue increased by $120,628 from cost of revenue of $94,152 during the quarter ended October 31, 2014. Cost of revenue as a percentage of sales for the three months ended October 31, 2015 was 69% compared to 57% for the three months ended October 31, 2014. The reduction of our gross profit is a result of the initial costs related to the startup of the Hotel San Ayre, offset in part by increased revenue at both the Adagio and Mountain Vista.

General and Administrative

General and administrative costs for the three months ended October 31, 2015 decreased by $839,081 to $252,313 from $1,091,394 in the comparable period in 2014. This decrease is directly attributable to no stock based compensation being paid during the quarter ended October 31, 2015.

Sales and Marketing

Sales and marketing costs for the three months ended October 31, 2015 were $38,163 compared to $2,515 for the comparable period in 2014.

Depreciation

Depreciation expense for the three months ended October 31, 2015 was $2,090 compared to $1,007 for the comparable period in 2014.

Other Income (Expense)

Other expense for the three months ended October 31, 2015 was $224,658 compared to $97,382 for the comparable period in 2014, primarily a result of interest expense and loan closing costs associated with our debt funding.

Net Loss

Net loss for the three months ended October 31, 2015 was $421,417 compared to $1,122,157 for the comparable period in 2014.

Six months ended October 31, 2015 compared to six months ended October 31, 2014

Net Revenue

Net revenue for the six months ended October 31, 2015 totaled $547,607 compared to $277,232 in the comparable period in 2014. During the six months ended October 31, 2015, our net revenue increased month over month. These increases are primarily a result of revenue from our bed and breakfast operations.

Cost of Goods Revenue

Cost of revenue for the six months ended October 31, 2015 totaled $387,031 compared to $181,249 in the comparable period in 2014. Cost of revenue as a percentage of sales for the six months ended October 31, 2015 was 70.6% as compared to 65% during the same period in 2014.

General and Administrative

General and administrative costs for the six months ended October 31, 2015 decreased by $929,437 to $643,417 from $1,572,854 in the comparable period in 2014. This decrease is directly attributable to less costs associated with the issuance of shares of our Common Stock to employees, consultants and vendors.

Sales and Marketing

Sales and marketing costs for the six months ended October 31, 2015 were $54,670 compared to $9,632 for the comparable period in 2014.

Depreciation

Depreciation expense for the six months ended October 31, 2015 was $4,391 compared to $2,015 for the comparable period in 2014.

Other Income (Expense)

Other expense for the six months ended October 31, 2015 was $785,068 compared to $211,324 for the comparable period in 2014, primarily a result of interest expense associated with our debt funding.

Net Loss

Net loss for the six months ended October 31, 2015 was $1,326,970 compared to $1,699,842 for the comparable period in 2014.

Liquidity and Capital Resources

We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support our cost structure, none of which can be assured. We believe that we will need approximately $1 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of October 31, 2015, we had $57,580 on deposit.

As of October 31, 2015, our working capital deficit was $649,519, our accumulated deficit was $4,204,347, and our stockholders’ deficit was $676,281. Operating loss was $196,758 for the three months ended October 31, 2015.

We reduced our net cash flows used in operation during the three months ended October 31, 2015 from the three months ended July 31, 2015 and we expect to improve upon it further during the fiscal year ended April 30, 2016 as the Hotel San Ayre increases its occupancy; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that this improvement will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

Off-Balance Sheet Arrangements

As of October 31, 2015, we had no material off-balance sheet arrangements.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Commission on July 27, 2015 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended October 31, 2015.

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

Changes in Internal Controls

During the three months ended October 31, 2015, there were no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2015, we issued an 8% Convertible Promissory Note in the aggregate amount of $36,750. The note matures August 6, 2016 and is convertible at 57% of the lowest trading price for the 20 trading days prior to the conversion date. We received $35,000 in net proceeds from this transaction which we used for general working capital.

On August 19, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $29,700. The note matures August 19, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $25,000 in net proceeds from this transaction which we used for general working capital.

During the quarter ended October 31, 2015, approximately $101,375 of principal and interest was converted into an aggregate 319,197,532 shares of common stock.

During the quarter ended October 31, 2015, the Company issued 44,642,847 shares upon the exercise of a warrant valued at $25,000. The shares were issued pursuant to a cashless exercise provision contained in the warrant.

Issuance of Securities Subsequent to October 31, 2015.

On November 10, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $10,000. The note matures November 10, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. We received $10,000 in net proceeds from this transaction which we used for working capital.

Subsequent to October 31, 2015, approximately $27,400 of principal and interest was converted into an aggregate of 161,212,122 shares of common stock.

On December 8, 2015 we completed a financing with three investors whereby the Company received an aggregate of $75,000 in net proceeds from the transaction(s) which we used for working capital. Pursuant to the transaction we issued three (3) notes in the aggregate amount of $81,000. The notes matures December 3, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 20 trading days immediately prior to the Original Issuance Date or (ii) the 20 trading days prior to the conversion date.

Contemporaneously with the transaction(s) described in the previous paragraph, the three investors acquired a promissory note from a third party investor, which originally issued in the principal amount of $38,000, and with accrued and unpaid interest totaled approximately $40,448 on the date of sale. The Company was in default under the terms of the promissory note and as a result the three investors acquired that note for an aggregate of $50,000. As consideration for the financial accommodations made by these three investors preventing the note from going into collections the Company issued each of these investors two additional notes, the first being in the amount of $13,482.88 or an aggregate of $40,448.64 which represented the principal and accrued interest amount due under the promissory note. The second note issued to these investors was issued in the principal amount of $10,321.77, or $30,965.31 in the aggregate which partially represented the additional expense of $9,552 of purchasing the note and an aggregate of $21,413.31 which represents legal fees and an original issue discount related to the $27,000 promissory notes described in the preceding paragraph. The Company received no proceeds from this transaction(s).

The number of shares outstanding as of the date of this filing includes 25,000 that are owed to a former consultant of the Company but have not been issued.

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

DATE: December 21, 2015

THE MARYJANE GROUP, INC.

By:	/s/	Joel C. Schneider
Joel C. Schneider
Chief Executive Officer
Principal Executive Officer
Chief Financial Officer
Principal Financial Officer