Form 10-Q
period 2016-01-31
MaryJane Group, Inc.
filed 2016-03-24
CIK 1554225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of Common Stock as of March 24, 2016 was 2,482,764,192.

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

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$69,340	$44,990
Inventory	2,160	—
Prepaid expenses	—	39,808
Employee advances	4,198	55
Total current assets	75,698	84,853

Fixed assets, net	38,052	18,313
Security deposits	24,500	14,500
Non-refundable purchase deposit	30,000	—
Total assets	$168,250	$117,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $221,175 and $417,752, respectively	$202,031	$327,549
Accounts payable	66,760	23,056
Promissory notes	125,864	17,160
Other current liabilities	458,413	287,879
Total current liabilities	853,068	655,644

Long-term Liabilities:
Convertible notes payable, net of debt discount of $0 and $0, respectively	—	4,263
Accrued interest	106	603
Derivative liabilities	89,378	203,145
Total long-term liabilities	89,484	208,011
Total liabilities	942,552	863,655

Commitments and Contingencies Stockholders’ Deficit:

Series A Preferred stock - par value $0.001; 5,000,000 shares authorized; 300,000 shares issued and outstanding	—	—
Common stock - par value $0.001; 15,000,000,000 shares authorized; 1,780,726,756 and 30,637,844 issued and outstanding, respectively	1,780,727	30,638
Additional paid in capital	1,941,428	2,211,957
Prepaid services	—	(54,536)
Accumulated deficit	(4,493,545)	(2,934,048)
Total stockholders’ deficit	(774,302)	(745,989)
Total liabilities and stockholders’ deficit	$168,250	$117,666

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Revenues, net	$196,384	$140,086	$743,991	$417,318

Cost of revenue	198,883	122,269	585,914	303,518

Gross profit	(2,499)	17,817	158,077	113,800

Operating expenses:
General and administration	25,457	92,603	668,874	1,665,457
Sales and marketing	6,702	5,789	61,372	15,421
Depreciation and amortization	2,501	1,764	6,893	3,779
Total operating expenses	158,830	100,156	861,309	1,684,657

Operating loss	(37,159)	(82,339)	(579,062)	(1,570,857)

Other income and (expense)
Miscellaneous income	40	9,359	104	25,278
Interest expense	(206,110)	(124,691)	(817,491)	(279,192)
Loan closing costs	—	(20,600)	—	(205,162)
Disposal of fixed assets	—	—	—	(52,142)
Loss on settlement of debt	—	—	(145,415)	—
Change in fair value of derivative liability	11,341	—	(17,633)	—
Total other income (expense)	(194,729)	(299,894)	(980,435)	(511,218)

Loss before taxes	(231,888)	(382,233)	(1,559,497)	(2,082,075)

Provision for income taxes	—	—	—	—

Net loss	$(231,888)	$(382,233)	$(1,559,497)	$(2,082,075)

Loss per share, basic	$(0.00)	$(0.02)	$(0.00)	$(0.11)

Weighted average number of shares outstanding	1,509,624,732	19,879,500	991,686,729	19,461,448

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,559,497)	$(2,082,075)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation	6,893	3,779
Amortization of prepaid services	73,086	749,793
Amortization of debt discount	676,624	252,421
Amortization of prepaid expense	39,808	92,315
Non-cash loan closing costs	—	161,446
Write off of non-cash consulting costs	4,000	119,264
Change in fair value of derivative liability	(50,669)	—
Gain (Loss) on disposal of fixed assets	—	33,277
Loss on settlement of debt	145,415	—
Change in operating assets and liabilities:
Accounts receivables	—	—
Other current assets	(6,302)	13,394
Accounts payable	43,704	12,138
Bank overdraft	—	(13,757)
Other current liabilities	201,292	155,627
Other long-term liabilities	1,221	7,371
Net cash flows used in operating activities	(424,425)	(495,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(10,000)	(14,500)
Non refundable purchase deposit	(30,000)	—
Purchase of fixed assets	(26,633)	(4,699)
Net cash flows used in investing activities	(66,633)	(19,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	410,175	506,100
Proceeds from promissory notes	210,214	—
Proceeds from sale of common stock	—	5,000
Payment of promissory notes	(104,981)	—
Net cash flows provided by financing activities	515,408	511,100

Increase (decrease) in cash	24,350	(3,106)
Cash, beginning of period	44,990	3,431
Cash, end of period	$69,340	$325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$60,554	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITY

Non-cash additions of convertible notes	$24,250	$—
Beneficial conversion feature for convertible notes	—	531,956
Shares issued with employment agreements	—	853,850
Shares issued for services	—	170,664
Warrants issued with debt	—	153,458

The accompanying footnotes are an integral part of these consolidated financial statements.

THE MARYJANE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

The MaryJane Group, Inc., f/k/a Pladeo Corp., a Nevada corporation (the “Company”), had six wholly-owned subsidiaries at January 31, 2016, as listed below:

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

Going concern uncertainty

At January 31, 2016, we had an accumulated deficit of $4,493,545 and for the nine months ended January 31, 2016, we incurred losses of $1,559,944. Our ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations, and therefore, these matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties, nor do they include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis:

Description	Assets/ (Liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level3)

Fair value of warrant liability	$(89,378)	$—	$—	$(89,378)

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the quarter ended January 31, 2016

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at April 30, 2015	$(203,145)
Issuances of derivative liabilities	—
Change in fair value of derivative liabilities	17,633
Transfers in and/out of Level 3	—
Warrants exercised	96,134
Ending balance at January 31, 2016	$(89,378)

The above table of Level 3 liabilities begins with the prior period balance and adjusts the balance for changes that occurred during the current period. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	January 31, 2016	April 30, 2015
Furniture and fixtures	$39,827	$23,194
Leasehold improvements	2,320	2,320
Equipment	865	865
Lincoln MKX	10,000	—
	53,011	26,379
Less: accumulated depreciation	(14,960)	(8,066)
TOTAL PROPERTY AND EQUIPMENT	$38,052	$18,313

Depreciation expense for the three and nine months ended January 31, 2016 was $2,501 and $6,893. Depreciation expense for the three and nine months ended January 31, 2015 was $1,764 and $3,779, respectively.

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

Contemporaneously with the transaction(s) described in the previous paragraph, the three investors acquired a promissory note from a third party investor, which was originally issued in the principal amount of $38,000, and with accrued and unpaid interest totaled approximately $40,448 on the date of sale. The Company was in default under the terms of the promissory note and as a result the three investors acquired that note for an aggregate of $50,000. As consideration for the financial accommodations made by these three investors preventing the note from going into collections the Company issued each of these investors two additional notes, the first being in the amount of $13,482.88 or an aggregate of $40,448.64 which represented the principal and accrued interest amount due under the promissory note. The second note issued to these investors was issued in the principal amount of $10,321.77, or $30,965.31 in the aggregate which partially represented the additional expense of $9,552 of purchasing the note and an aggregate of $21,413.31 which represents legal fees and an original issue discount related to the $27,000 promissory notes described in the preceding paragraph. In connection with this transaction the Company issued two of these investors back end notes each in the principal amount of $27,000, simultaneously with that issuance the investors issued the Company collateral notes in the principal amount of $27,000.

On December 23, 2016, we issued an 8% Convertible Promissory Note in the principal amount of $50,000 (the "December 2015 Note"). The December 2015 Note matures on September 23, 2016 and is convertible into shares of our Common Stock at a 45% discount to the market price of our Common Stock. "Market Price" as defined in the December 2015 Note means the average of the lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees.

On January 27, 2016 we entered into a loan agreement with an entity and borrowed $100,000. Pursuant to the terms of the loan agreement, we are required to make 145 equal installments of $1006.75, or an aggregate of $145,978.75, to repay the principal balance and interest in full. In connection with this loan the Company pledged its accounts receivables as collateral for the repayment of this loan. As of March 20, 2016, the Company has made 35 payments totaling $35,236.25 and the remaining balance due under this loan on that date is $110,742.50. We received $67,000 in net proceeds from this transaction after paying $33,000 to payoff the loan dated October 12, 2015 which we used for general working capital.

Subsequent to January 31, 2016, approximately $70,000 of principal and interest was converted into an aggregate of 7,020,124,436 shares of common stock.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 31, 2016	April 30, 2015
Payroll tax liability	$295,613	$182,143
Accrued IRS and state interest and penalties	89,056	41,812
Accrued state sales tax interest and penalties	5,787	—
Accrued lodging and sales tax	48,067	35,269
Accrued interest expense	17,465	22,373
Accrued payroll	286	4,424
Other current liabilities	2,139	1,858
TOTAL OTHER CURRENT LIABILITIES	$458,413	$287,879

NOTE 7 – CAPITAL STOCK

Preferred Stock

At January 31, 2016 we had 2,000,000 shares of preferred stock, $0.001 par value authorized (the “Preferred Shares”). We had no Preferred Shares outstanding at January 31, 2016. On June 19, 2015, the Board of Directors designated 100,000 shares of its blank check preferred stock as Series A Preferred Stock, par value $0.001 per share. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. The Certificate of Designation is filed as an exhibit to this Current Report on Form 8K and is incorporated herein by reference.

Common Stock

At January 31, 2016 we had 15,000,000,000 shares of common stock, $0.001 par value authorized (the “Common Shares”), with 1,780,726,756 Common Shares issued and outstanding.

Common Stock Issuances During the Quarter Ended January 31, 2016

Shares Issued	Fair Market Value of Shares Issued	Purpose
491,798,855	$60,809	Debt conversion

Warrants to Purchase Common Stock of the Company

We use the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) to determine the fair value of Warrant(s). The Black-Scholes Model is an acceptable model in accordance with GAAP.

Warrant Activity during the Nine Months Ended January 31, 2016

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

NOTE 8 – SUBSEQUENT EVENTS

The Board of Directors of The MaryJane Group, Inc. (the "Company") approved an increase in the number of authorized shares of Series A Preferred Stock from 100,000 shares to 300,000 shares on February 4, 2016. On February 18, 2016, the Board of Directors approved the issuance of 200,000 shares of Series A Preferred Stock to Joel Schneider, the Company's Chief Executive Office and President, for certain financial accommodations made to the Company including personal guarantees on loans and property leases. Mr. Schneider already holds 100,000 shares of Series A Preferred Stock.

On February 4, 2016, the Board of Directors increased the authorized shares of its Series A Preferred Stock from 100,000 shares to 300,000 shares. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.

On February 19, 2016, the Board of Directors approved an increase in its authorized shares and filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized capital to 5,002,000,000 shares including 5,000,000,000 shares of common stock, $0.001 par value per share, and 2,000,000 of preferred stock, $0.001 par value per share.

Conversion of Debt

On March 9, 2016, we issued a 10% Convertible Promissory Note in the principal amount of $30,800 (the "March 2016 Note"). The March 2016 Note matures on March 9, 2017 and is convertible into shares of our Common Stock at a 50% discount to the market price of our Common Stock. "Market Price" as defined in the March 2016 Note means the average of the lowest trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $25,000 from this transaction after payment of $2,800 in original discount of 10% and $3,000 in legal fees. In connection with this transaction we issued the Investor warrants to purchase 308,000,000 shares of the Company’s common stock at $.0001 per share.

On March 10, 2016, The MaryJane Group, Inc. (the “Company”) entered into a Lease and Service Agreement with Collins Ranch, LLC, (the “Landlord”) (a Colorado Limited Liability Company) to lease the Aspen Canyon Ranch, located in Parshall, Colorado from July 1, 2016-July 12, 2016 and July 19, 2016-September 30, 2016 for a total of 85 dates. The total rent to be paid to the landlord is $215,628. To date $25,000 of the rent has been paid to the Landlord. Pursuant to the Lease and Service Agreement the Landlord will provide all necessary accommodations and services for up to 56 guests at a time, including but not limited to: check in/out services, linens, housekeeping, daily breakfast services and other typical guest ranch services. The Company intends on operating Camp Bud+Breakfast at Aspen Canyon Ranch during the aforementioned dates.

On March 10, 2016, the Board of Directors and shareholders owning a majority of the shares outstanding of The MaryJane Group, Inc., (the "Company"), approved an increase in its authorized shares of common stock. The Company filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock from 5,000,000,000 to 15,000,000,000 shares, $0.001 par value per share.

Subsequent to January 31, 2016, approximately $70,000 of principal and interest was converted into an aggregate of 702,012,436 shares of common stock.

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

Hotel San Ayre, a Bud + Breakfast Property

On June 24, 2015, we executed a two-year lease with the owner of Hotel San Ayre with an option to purchase its four locations in Colorado Springs, Colorado. This property is our largest project to date in terms of rentable units with 11 rooms. The business model for Hotel San Ayre will be slightly different from our traditional Bud + Breakfast locations. Guests will receive similar offerings including our Wake and Bake Breakfast and 4:20 Happy Hour. Our staffing needs are less robust at this location and all guests have access to our lounge that includes all amenities found at our other locations including a game room, hot tub, and outdoor lounge area.

Camp Bud+Breakfast at Aspen Canyon Ranch

On May 22, 2015, we entered into a joint-venture agreement with the owners of the Wilderness Trails Ranch, LLC to open an exclusive cannabis resort near Durango, Colorado. As of July 2, 2105 we withdrew our position in the joint-venture due to our partner’s lack of ability to perform. We are currently seeking a new location for Canna-camp 2016.

Funding During Three Months Ended January 31, 2016

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

Contemporaneously with the transaction(s) described in the previous paragraph, the three investors acquired a promissory note from a third party investor, which originally issued in the principal amount of $38,000, and with accrued and unpaid interest totaled approximately $40,448 on the date of sale. The Company was in default under the terms of the promissory note and as a result the three investors acquired that note for an aggregate of $50,000. As consideration for the financial accommodations made by these three investors preventing the note from going into collections the Company issued each of these investors two additional notes, the first being in the amount of $13,482.88 or an aggregate of $40,448.64 which represented the principal and accrued interest amount due under the promissory note. The second note issued to these investors was issued in the principal amount of $10,321.77, or $30,965.31 in the aggregate which partially represented the additional expense of $9,552 of purchasing the note and an aggregate of $21,413.31 which represents legal fees and an original issue discount related to the $27,000 promissory notes described in the preceding paragraph. The Company received no proceeds from this transaction(s). In connection with this transaction the Company issued two of these investors back end notes each in the principal amount of $27,000, simultaneously with that issuance the investors issued the Company collateral notes in the principal amount of $27,000.

On December 23, 2015, we issued an 8% Convertible Promissory Note in the principal amount of $50,000 (the "December 2015 Note"). The December 2015 Note matures on September 23, 2016 and is convertible into shares of our Common Stock at a 45% discount to the market price of our Common Stock. "Market Price" as defined in the December 2015 Note means the average of the lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees.

On January 27, 2016 we entered into a loan agreement with an entity and borrowed $100,000. Pursuant to the terms of the loan agreement, we are required to make 145 equal installments of $1006.75, or an aggregate of $145,978.75, to repay the principal balance and interest in full. In connection with this loan the Company pledged its accounts receivables as collateral for the repayment of this loan. As of March 20, 2016, the Company has made 35 payments totaling $35,236.25 and the remaining balance due under this loan on that date is $110,742.50. We received $67,000 in net proceeds from this transaction after paying $33,000 to payoff the loan dated October 12, 2015 which we used for general working capital.

Recent Events Since January 31, 2016

The Board of Directors of The MaryJane Group, Inc. (the "Company") approved an increase in the number of authorized shares of Series A Preferred Stock from 100,000 shares to 300,000 shares on February 4, 2016. On February 18, 2016, the Board of Directors approved the issuance of 200,000 shares of Series A Preferred Stock to Joel Schneider, the Company's Chief Executive Office and President, for certain financial accommodations made to the Company including personal guarantees on loans and property leases. Mr. Schneider already holds 100,000 shares of Series A Preferred Stock.

On February 4, 2016, the Board of Directors increased the authorized shares of its Series A Preferred Stock from 100,000 shares to 300,000 shares. Each share of Series A Preferred Stock shall entitle the holder thereof to 10,000 votes on all matters submitted to a vote of the stockholders of the Company.

On February 19, 2016, the Board of Directors approved an increase in its authorized shares and filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized capital to 5,002,000,000 shares including 5,000,000,000 shares of common stock, $0.001 par value per share, and 2,000,000 of preferred stock, $0.001 par value per share.

On March 9, 2016, we issued a 10% Convertible Promissory Note in the principal amount of $30,800 (the "March 2016 Note"). The March 2016 Note matures on March 9, 2017 and is convertible into shares of our Common Stock at a 50% discount to the market price of our Common Stock. "Market Price" as defined in the March 2016 Note means the average of the lowest trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $25,000 from this transaction after payment of $2,800 in original discount of 10% and $3,000 in legal fees. In connection with this transaction we issued the Investor warrants to purchase 308,000,000 shares of the Company’s common stock at $.0001 per share.

On March 10, 2016, The MaryJane Group, Inc. (the “Company”) entered into a Lease and Service Agreement with Collins Ranch, LLC, (the “Landlord”) (a Colorado Limited Liability Company) to lease the Aspen Canyon Ranch, located in Parshall, Colorado from July 1, 2016-July 12, 2016 and July 19, 2016-September 30, 2016 for a total of 85 dates. The total rent to be paid to the landlord is $215,628. To date $25,000 of the rent has been paid to the Landlord. Pursuant to the Lease and Service Agreement the Landlord will provide all necessary accommodations and services for up to 56 guests at a time, including but not limited to: check in/out services, linens, housekeeping, daily breakfast services and other typical guest ranch services. The Company intends on operating Camp Bud+Breakfast at Aspen Canyon Ranch during the aforementioned dates.

On March 10, 2016, the Board of Directors and shareholders owning a majority of the shares outstanding of The MaryJane Group, Inc., (the "Company"), approved an increase in its authorized shares of common stock. The Company filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock from 5,000,000,000 to 15,000,000,000 shares, $0.001 par value per share.

Subsequent to January 31, 2016, approximately $70,000 of principal and interest was converted into an aggregate of 702,012,436 shares of common stock.

Results of Operations

Three months ended January 31, 2106 compared to three months ended January 31, 2015

Net Revenue

Net revenue for the three months ended January 31, 2016 totaled $196,384 compared to $140,086 in the comparable period in 2015, representing an increase of 40%. Our net revenue decreased $114,203 from net revenue of $301,587 during the three months ended October 31, 2015, representing an decrease of 37% from the prior fiscal quarter. This decrease is primarily a result of decreased revenue from our bed and breakfast operations during the quarter which management believes is a direct result of the a slower marijuana tourism season in Colorado.

Cost of Goods Revenue

Cost of revenue for the three months ended January 31, 2016 totaled $198,883 compared to $122,269 in the comparable period in 2015. Our cost of revenue decreased by $15,897 from cost of revenue of $214,780 during the quarter ended October 31, 2015. Cost of revenue as a percentage of sales for the three months ended January 31, 2016 was 101% compared to 87% for the three months ended January 31, 2015. The reduction of our gross profit is a result of the additional costs related to the operations of the Hotel San Ayre and decreased revenue at both the Adagio and Hotel San Ayre.

General and Administrative

General and administrative costs for the three months ended January 31, 2016 decreased by $67,146 to $25,457 from $92,603 in the comparable period in 2015.

Sales and Marketing

Sales and marketing costs for the three months ended January 31, 2016 were $6,702 compared to $5,789 for the comparable period in 2015.

Depreciation

Depreciation expense for the three months ended January 31, 2016 was $2,501 compared to $1,764 for the comparable period in 2015.

Other Income (Expense)

Other expense for the three months ended January 31, 2016 was $194,729 compared to $299,894 for the comparable period in 2015, primarily a result of interest expense and loan closing costs associated with our financing activity.

Net Loss

Net loss for the three months ended January 31, 2016 was $231,888 compared to $382,233 for the comparable period in 2015.

Nine months ended January 31, 2016 compared to nine months ended January 31, 2015

Net Revenue

Net revenue for the nine months ended January 31, 2016 totaled $743,991 compared to $417,318 in the comparable period in 2015. These increases are primarily a result of revenue from our bed and breakfast operations.

Cost of Goods Revenue

Cost of revenue for the nine months ended January 31, 2016 totaled $585,914 compared to $303,518 in the comparable period in 2015. Cost of revenue as a percentage of sales for the nine months ended January 31, 2016 was 79% as compared to 73% during the same period in 2015.

General and Administrative

General and administrative costs for the nine months ended January 31, 2016 decreased by $996,583 to $668,874 from $1,665,457 in the comparable period in 2015. This decrease is directly attributable to less costs associated with the issuance of shares of our Common Stock to employees, consultants, vendors and other stock based compensation.

Sales and Marketing

Sales and marketing costs for the nine months ended January 31, 2016 were $61,372 compared to $15,421 for the comparable period in 2015.

Depreciation

Depreciation expense for the nine months ended January 31, 2016 was $6,893 compared to $3,779 for the comparable period in 2015.

Other Income (Expense)

Other expense for the nine months ended January 31, 2016 was $980,435 compared to $511,218 for the comparable period in 2015, primarily a result of interest expense associated with our financing activity.

Net Loss

Net loss for the nine months ended January 31, 2016 was $1,559,497 compared to $2,082,075 for the comparable period in 2015.

Liquidity and Capital Resources

We are dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, expansion expenses and significant marketing/investor related expenditures to gain market recognition, so that it can achieve a level of revenue adequate to support our cost structure, none of which can be assured. We believe that we will need approximately $1 million over the next twelve months. While initial operations have been funded with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available, and, if available, be on terms that are favorable. As of January 31, 2016, we had $69,340 on deposit.

As of January 31, 2016, our working capital deficit was $777,008, our accumulated deficit was $4,493,545, and our stockholders’ deficit was $773,940. Operating loss was $37,158 for the three months ended January 31, 2016.

We reduced our net cash flows used in operation during the three months ended January 31, 2016 from the three months ended October 31, 2015 and we expect to improve upon it further during the fiscal year ended April 30, 2016 as the Hotel San Ayre increases its occupancy; however, due to conditions and influences out of our control, including the current state of the national economy, we cannot guarantee that this improvement will be achieved or that it will be achieved in the stated time frame, nor is there any assurance that such an operating level can ever be achieved.

Off-Balance Sheet Arrangements

As of January 31, 2016, we had no material off-balance sheet arrangements.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Commission on July 27, 2015 and incorporated herein by reference, for detailed explanations of our critical accounting estimates, which have not changed significantly during the three months ended January 31, 2016.

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

Changes in Internal Controls

During the three months ended January 31, 2016, there were no changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2015 we completed a financing with three investors whereby the Company received an aggregate of $75,000 in net proceeds from the transaction(s) which we used for working capital. Pursuant to the transaction we issued three (3) notes in the aggregate amount of $81,000. The notes mature December 3, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 20 trading days immediately prior to the Original Issuance Date or (ii) the 20 trading days prior to the conversion date.

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

 On December 23, 2016, we issued an 8% Convertible Promissory Note in the principal amount of $50,000 (the "December 2015 Note"). The December 2015 Note matures on September 23, 2016 and is convertible into shares of our Common Stock at a 45% discount to the market price of our Common Stock. "Market Price" as defined in the December 2015 Note means the average of the lowest two (2) trading prices for our Common Stock during the twenty-five trading day period ending on the latest complete trading day prior to the date of conversion. We received net proceeds of $44,250 from this transaction after payment of $2,750 in expenses and $3,000 in legal fees.

Issuance of Securities Subsequent to January 31, 2016.

On February 19, 2016, the Board of Directors approved an increase in its authorized shares and filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized capital to 5,002,000,000 shares including 5,000,000,000 shares of common stock, $0.001 par value per share, and 2,000,000 of preferred stock, $0.001 par value per share.

On March 10, 2016, the Board of Directors and shareholders owning a majority of the shares outstanding of The MaryJane Group, Inc., (the "Company"), approved an increase in its authorized shares of common stock. The Company filed a Certificate of Amendment to Certificate of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock from 5,000,000,000 to 15,000,000,000 shares, $0.001 par value per share.

On March 9, 2015, we issued a 10% Convertible Promissory Note in the aggregate amount of $30,800. The note matures on March 9, 2016 and is convertible at 50% to the lowest sale price of common stock in (i) 25 trading days immediately prior to the Original Issuance Date or (ii) the 25 trading days prior to the conversion date. Pursuant to the transaction we issued the Investor a Warrant to purchase 308.000.000 shares of the Company’s common stock at $.0001 per share. We received $25,000 in net proceeds from this transaction which we used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Date of Document	Name of Document

31.1	03/24/16	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a).*
32.1	03/24/16	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	n/a	XBRL Instance Document*
101.SCH	n/a	XBRL Taxonomy Extension Schema Document*
101.CAL	n/a	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	n/a	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	n/a	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	n/a	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 24, 2016

THE MARYJANE GROUP, INC.

By:	/s/	Joel C. Schneider
Joel C. Schneider
Chief Executive Officer
Principal Executive Officer
Chief Financial Officer
Principal Financial Officer